Form 10-Q
period 2015-06-30
Tempus Applied Solutions Holdings, Inc.
filed 2015-08-17
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-201424

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2599251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

133 Waller Mill Road Williamsburg, Virginia	23185
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (757) 875-7779

c/o The Chart Group, L.P.

555 Fifth Avenue, 19th Floor

New York, New York, 10017

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of August 14, 2015, there were 8,791,549 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

On July 17, 2015, the Registration Statement on Form S-4 (No. 333-201424) (the “Registration Statement”) of Tempus Applied Solutions Holdings, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q for the period ended June 30, 2015 is being filed with the SEC to the extent that Rule 15d-13 under the Securities Exchange Act of 1934, as amended, is applicable to the Company as a result of the effectiveness of the Registration Statement. For additional financial information concerning the Company, including certain pro forma financial information, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the business combination among the Company, Chart Acquisition Corp. (“Chart”) and Tempus Applied Solutions, LLC (“Tempus”) and the other parties thereto as described in the Registration Statement (the “Business Combination”).

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	the benefits of the Business Combination and the related financing;

●	the future financial performance of the Company and its subsidiaries, including Tempus;

●	changes in the market for Tempus’ products and services; and

●	expansion and other plans and opportunities.

As a result, you should not place undue reliance on forward-looking statements. Additionally, the forward-looking statements contained in this Form 10-Q represent our views as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the SEC. Our SEC filings are available free of charge through the SEC’s website at www.sec.gov. The information contained on our website, or accessible thereby, is not a part of this Form 10-Q.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Tempus Applied Solutions Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$218,347	$1,466,019
Restricted Cash	1,100,000	-
Accounts receivable:
Trade	1,307,730	-
Other	401,382	-
Related Party	64,950	-
Other assets	25,708	-

Total current assets	3,118,117	1,466,019

PROPERTY AND EQUIPMENT, NET	128,494	2,315

OTHER ASSETS
Deposits	200,000	-
Intangibles, net	315,185	33,951

Total other assets	515,185	33,951

Total assets	$3,761,796	$1,502,285
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,370,662	$48,166
Related party	238,597	30,101
Accrued Liabilities	439,120	36,008
Customer deposits	750,000	-

Total current liabilities	2,798,379	114,275

LONG TERM LIABILITIES
Loan from officer	489,899	489,899

Total long term liabilities	489,899	489,899

Total liabilities	3,288,278	604,174

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 3,642,084 shares issued and outstanding at June 30, 2015 and December 31, 2014	364	364
Capital contributed in excess of par	1,009,737	1,009,737
Distributions	(309,015)	-
Retained earnings	(227,568)	(111,990)
TOTAL STOCKHOLDERS' EQUITY	473,518	898,111

Total liabilities and stockholders' equity	$3,761,796	$1,502,285

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
(unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2015	2015
REVENUES	$3,925,118	$5,859,106

COST OF REVENUE	3,297,431	5,008,132

Gross profit	627,687	850,974

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	420,247	951,325

Total operating income (loss)	207,440	(100,351)

OTHER INCOME (EXPENSE)
Interest expense	(11,333)	(20,987)
Non-operational income/(expense)	(2,554)	5,760

Total other income (expense)	(13,887)	(15,227)

NET INCOME (LOSS)	$193,553	$(115,578)

BASIC EARNINGS PER COMMON SHARE	$0.05	$(0.03)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	3,642,084	3,642,084

DILUTED EARNINGS PER COMMON SHARE	$0.05	$(0.03)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	3,642,084	3,642,084

The accompanying notes are an integral part of these consolidated financial statements.

2

Tempus Applied Solutions Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(unaudited)

Six Months Ended June 30, 2015

Balance, January 1, 2015	$898,111

Net Loss	(115,578)

Distributions	(309,015)

Balance, June 30, 2015	$473,518

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(unaudited)

Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(115,578)
Adjustments to reconcile net loss to net Cash used for operating activities:
Changes in operating assets and liabilities:
Accounts receivable-trade	(1,307,730)
Accounts receivable-other	(401,382)
Due from related parties	143,546
Other current assets	(225,708)
Accounts payable-trade	1,322,496
Accrued liabilities	403,112
Customer Deposits	750,000
Net cash used for operating activities	568,756

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(126,179)
Purchases of intangible assets	(281,234)
Increase in restricted cash	(1,100,000)
Net cash used for investing activities	(1,507,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(309,015)
Net cash used for financing activities	(309,015)

Net decrease in cash	(1,247,672)

CASH AND CASH EQUIVALENTS
Cash at the beginning of the period	1,466,019
Cash at the end of the period	$218,347

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (the “Company” or “Tempus Holdings”) is a Delaware corporation which was organized on December 19, 2014 as a direct wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”). Tempus was registered in the State of Delaware on December 4, 2014 and was formed to provide customized engineering, integration and operations solutions that support critical missions of the United States Department of Defense (DoD) and the Intelligence Community and that meet the requirements of foreign governments and heads of state worldwide. Tempus designs and implements special mission aircraft modifications related to intelligence, surveillance and reconnaissance systems, new generation command, control and communications systems and VIP interior components and provides ongoing operational support including flight crews and maintenance services to customers. Tempus currently has two wholly owned subsidiaries: Tempus Manx Aviation Limited, which holds an aircraft management contract, and Global Aviation Support, LLC (“GAS”), which provides flight planning and fuel handling operations services. TAS Financing Sub Inc. (“Tempus Financing Sub”) was a wholly-owned subsidiary of Tempus from its formation on June 5, 2015, until the consummation of the Business Combination (as defined below).

On July 31, 2015, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2015, as amended (the “Merger Agreement”), by and among Tempus Holdings, Chart, Tempus, the holders of Tempus’ membership interests named in the Merger Agreement (the “Members”), Benjamin Scott Terry and John G. Gulbin III, together, in their capacity under the Merger Agreement as the representative of the Members for the purposes set forth therein (the “Members’ Representative”), Chart Merger Sub Inc., (“Chart Merger Sub”), Chart Financing Sub Inc. (“Chart Financing Sub”), TAS Merger Sub LLC (“Tempus Merger Sub”), Tempus Financing Sub, Chart Acquisition Group LLC (“CAG”), in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Members and their successors and assigns) in accordance with the terms thereof, and, for the limited purposes set forth therein, CAG, Joseph Wright and Cowen Investments LLC, (i) Chart Financing Sub and Chart Merger Sub merged with and into Chart, with Chart continuing as the surviving entity, (ii) Tempus Financing Sub and Tempus Merger Sub merged with and into Tempus, with Tempus continuing as the surviving entity, and (iii) each of Chart and Tempus became wholly owned subsidiaries of the Company. We refer to the transactions contemplated by the Merger Agreement as the “Business Combination.”

The Company’s principal operations are the design, engineering and modification of aircraft into alternative configurations, and as requested, provide ongoing support in the execution of a customer’s aviation operations. The Company has secured headquarters office space in Williamsburg, Virginia, and has identified hangar space in Brunswick, Maine which will provide the required facilities for production and logistic support for its customers. The Company’s activities are subject to significant risks and uncertainties. Anticipated contracts are large and the periods of performance are long. Potential risks and uncertainties include the risk of deadline and budget overruns.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Since Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the year ended December 31, 2014 and the six months ended June 30, 2015 reflects the financial information and activities only of Tempus. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination, which reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the exchange of Tempus’ membership interests for shares of the Company’s common stock in connection with the Business Combination, refer to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Tempus Holdings and its wholly-owned subsidiaries, Tempus, GAS and Tempus Manx Aviation Limited. Significant inter-entity accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax

Prior to the Business Combination, Tempus was a limited liability company; therefore, the taxable income or loss is allocated to the members in accordance with the operating agreement and is reflected in their income taxes. The accompanying consolidated financial statements do not reflect a provision or liability for Federal or state income taxes. The Company has determined that it has no material unrecognized tax benefits or obligations as of June 30, 2015. The members’ income tax filings are subject to audit by varying taxing authorities depending on their physical residence. All members reside in the United States of America.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  No aircraft modification contracts were in progress during the six-months ended June 30, 2015. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract.  Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight line basis over the term of the leases.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions which are held to secure an obligation by the Company to be restricted cash.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company will establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information.  Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable.  The Company considers the current accounts receivable balance to be fully collectible.  Accordingly, no allowance has been recorded at June 30, 2015.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

Depreciation will be computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. As of June 30, 2015 the Company has not recognized any depreciation.

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software as well as independent research and development associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the Federal Aviation Administration (“FAA”) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue generated from aircraft modifications associated with the STC. The costs are expensed as services on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs.

It is the Company’s policy to commence amortization of software upon the date that assets are placed into service. As of June 30, 2015, the Company has not recognized any amortization. Amortization will be computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3-5

Fair Value of Financial Instruments

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. Tempus evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the six months ended June 30, 2015.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.	REVENUE

Since its formation in December 2014, Tempus has engaged in marketing and negotiation efforts intended to reduce its current business opportunities to signed contracts and to identify and develop additional opportunities, and expects to be able to make public announcements in the near future and on an ongoing basis regarding the signing of additional contracts, the awarding of bids and the acceptance of new proposals, as and to the extent these developments occur. As of June 30, 2015, Tempus has supported various customers with short term efforts, and ongoing signed contracts, submitted bids and other business opportunities are set forth below.

Ongoing Signed Contracts

●	Aircraft management contracts. Revenues earned based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours. Estimated revenues of $600,000 - $1,000,000 monthly.
●	Provision of leased aircraft to the head of a U.S. government agency. Revenues earned based on the number of aircraft flight hours. Estimated revenues of $4.3 million annually for at least 2-3 years.

Contracts Signed but not yet commenced

●	1 U.S. contract (classified). Revenue earned per task order. Estimated revenues of $5 million annually for at least 3-5 years.
●	PC-12 ISR aircraft lease to a U.S. state law enforcement agency for a 5-year period. Estimated revenues of $7.2 million over 5 years.

Contracts Awarded and in Final Negotiation

●	1 U.S. contract (classified). Estimated revenues of $40 million annually for at least 3 to 5 years.

Bids Submitted

●	NATO member country ISR aircraft; bid to provide modified special mission aircraft as well as training and maintenance support (submitted).
●	Head of state aircraft interior completion (submitted).
●	Ultra high net worth individual aircraft interior completion (submitted).
●	Provision of a leased aircraft to a U.S. government agency (submitted).

The estimated potential value if Tempus wins all of the above submitted bids is approximately $400 million over 5 years. Tempus has been named as the preferred bidder for the NATO member country ISR aircraft. The Company expects Tempus to be awarded the contract if and when it is able to finalize remaining administrative and contractual terms.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following as of June 30, 2015:

Network data center	$126,179
Personal Computers	2,315
Total	$128,494

There was no depreciation expense recorded for the six-months ended June 30, 2015 as the integration of the computer equipment and software was ongoing and it had yet to be placed into service.

5.	INTANGIBLES, NET

Intangibles, net consists of the following as of June 30, 2015:

Supplemental Type Certificate Costs	$267,326
Software	$47,859
Total	$315,185

The STC costs relate to our efforts to gain approval from the FAA for a modification to Gulfstream III, IV and V business jets by upgrading them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. We believe our addressable market for this product will be in excess of 1800 aircraft with a target of 5.0% market share or 90 licenses sold. We intend to amortize the cost of development over the first 10 licenses sold.

There was no amortization expense recorded for the six-months ended June 30, 2015 as the integration of the computer equipment and software was ongoing and it had yet to be placed into service and there have been no STC license sales as of that date.

6.	OPERATING LEASES

Tempus leases a facility in Williamsburg, Virginia to support its operations. The facility under lease is comprised of office space and Tempus occupied the premises as of January 1, 2015. The future minimum lease payments associated with this one year lease as of June 30, 2015 is $51,900.

7.	RELATED PARTY TRANSACTIONS

In connection with the formation of Tempus, our Chief Financial Officer, R. Lee Priest, Jr., loaned to Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, while $489,899 took the form of a loan from officer. This loan is unsecured and bears interest monthly at a rate of 5.0% per annum. Accrued interest totaled $11,140 as of June 30, 2015. It matures and shall be paid in full no later than June 30, 2016.

Jackson River Aviation (“JRA”) is an affiliated company, controlled by one of the former members of Tempus. JRA provides Federal Aviation Regulations (“FAR”) Part 135 aircraft charter services to the Company. As of June 30, 2015 the Company has an outstanding payable to JRA for $95,053. Total purchases by the Company from JRA for the six-months ended June 30, 2015 were $134,368.

Tempus Intermediate Holdings, LLC (“TIH”) is controlled by one of the former members of Tempus. TIH owns certain aircraft used by Tempus to provide services to certain customers. In addition, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. As of June 30, 2015, all administrative support services from TIH have been billed at cost based on actual expenses incurred. Total billings from TIH for the six months ended June 30, 2015 were $678,186 and the outstanding payable, to TIH at June 30, 2015 was $143,544.

Tempus, through its wholly owned subsidiary GAS, billed TIH a total of $427,945 for the six month period ended June 30, 2015 for flight planning, fuel handling and travel services. Tempus’ outstanding receivables from TIH at June 30, 2015 was $23,710.

Global Flight Relief (“GFR”) is a 501(c)(3) non-profit organization controlled by one of the former members of Tempus. GFR has contracted with Tempus to provide FAR Part 91 flight operations services. For the six-months ended June 30, 2015, Tempus has invoiced GFR $41,240. The Company’s outstanding receivable from GFR at June 30, 2015 was $41,240.

All related party services are provided under commercial terms consistent with what might be expected from a third party service provider. Subsequent to the closing of the Business Combination, administrative support services, including human resources, financial, legal, contracts and other general administrative services are performed inside the Company. Certain marketing and information technology expenses may continue to be reimbursed to TIH for the foreseeable future. As of the date of this report, all related party receivable and payable balances outstanding as of June 30, 2015 have been settled in full.

8.	MEMBERS EQUITY

Tempus has a single membership class for all members, who retain voting rights commensurate with their economic membership percentage. Pursuant to the Business Combination, all membership interests were exchanged for 3,642,084 shares of common stock of Tempus Holdings, subject to adjustment after closing of the Business Combination in accordance with the Merger Agreement.

9.	SUBSEQUENT EVENTS

Business Combination

On July 31, 2015, the Business Combination was approved by Chart’s stockholders at a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, 4,985,780 shares of Chart common stock were voted in favor of the proposal to approve the Business Combination and no shares of Chart common stock were voted against that proposal. In connection with the stockholders’ approval of the Business Combination, Chart redeemed a total of 2,808,329 shares of its common stock pursuant to the terms of Chart’s amended and restated certificate of incorporation. The Business Combination was consummated following the Special Meeting.

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by CAG, Mr. Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by the Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

In the Business Combination, the Members received 3,642,084 shares of Tempus Holdings’ common stock (the “Merger Shares”) in exchange for all of the issued and outstanding membership interests of Tempus. The number of Merger Shares received reflected a downward merger consideration adjustment (in accordance with the Merger Agreement) of 57,916 shares of Tempus Holdings common stock, based on Tempus’ estimated working capital and debt as of the closing of the Business Combination. Such merger consideration adjustment is subject to a post-closing true-up based on Tempus’ actual working capital and debt as of the closing of the Business Combination. In addition, pursuant to the earn-out provisions of the Merger Agreement, the Members have the right to receive up to an additional 6,300,000 shares of Tempus Holdings’ common stock upon the achievement of certain financial milestones.

In connection with the Business Combination, Chart stockholders and warrant holders received shares of Tempus Holdings common stock and warrants to purchase shares of Tempus Holdings common stock in exchange for their existing shares of Chart common stock and existing Chart warrants, on a one-to-one basis. In connection with the Business Combination, (i) the Affiliate Investors received an aggregate of 1,375,000 shares of Tempus Holdings common stock, 1,031,250 Series A-2 Warrants and 343,750 Series B-2 Warrants (collectively, the “Affiliate Investor Securities”) and (ii) the New Investors received an aggregate of 1,255,265 shares of Tempus Holdings common stock, 1,369,735 shares of Tempus Holdings Preferred Stock, 1,968,750 Series A-1 Warrants and 656,250 Series B-1 Warrants (collectively, the “New Investor Securities,” and collectively with the Affiliate Investor Securities, the “Financing Securities”). The terms and provisions of the Financing Securities are described in more detail in the Registration Statement, in the section therein entitled “Description of Tempus Holdings’ Securities”.

Private Placement

On August 14, 2015, the Company entered into, and consummated the transactions contemplated by, the Securities Purchase Agreement with the Chart Affiliate Investors, pursuant to which, subject to the terms and conditions set forth therein, the Chart Affiliate Investors acquired from the Company, for an aggregate purchase price of $1 million, (i) an aggregate of 250,000 shares of common stock of the Company (“Common Stock”), (ii) warrants to acquire an aggregate of 187,500 shares of Common Stock or Company Series A convertible preferred stock (the “Preferred Stock”) and (iii) warrants to acquire an aggregate of 62,500 shares of Common Stock or Preferred Stock (such Company securities described in clauses (i) through (iii), collectively, the “Purchased Securities”). Of the Purchased Securities, (x) CAG acquired 154,168 shares of Common Stock, 115,626 Series A-3 Warrants and 38,542 Series B-3 Warrants, (y) Mr. Wright acquired 8,332 shares of Common Stock, 6,249 Series A-3 Warrants and 2,083 Series B-3 Warrants, and (z) Cowen acquired 87,500 shares of Common Stock, 65,625 Series A-3 Warrants and 21,875 Series B-3 Warrants. The terms and provisions of the Purchased Securities are described in more detail in the Company’s Current Report on Form 8-K filed by the Company on August 17, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (the “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a Delaware corporation which was organized on December 19, 2014 as a direct wholly owned subsidiary of Chart Acquisition Corp. We were formed solely for the purpose of effecting a business combination between Chart Acquisition Corp. and Tempus Applied Solutions, LLC (“Tempus”). We have neither engaged in any operations nor generated any revenues from operations from inception through the end of the period covered by this report. Our entire activity from inception through the end of the period covered by this report has related to the our Registration Statement on (File No. 333-201424), filed with the United States Securities and Exchange Commission (the “SEC”) and declared effective on July 17, 2015 (the “Registration Statement”).

Business Combination

On July 31, 2015, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2015, as amended (the “Merger Agreement”), by and among Tempus Applied Solutions Holdings, Inc. (the “Company” or “Tempus Holdings”), Chart Acquisition Corp. (“Chart”), Tempus Applied Solutions, LLC (“Tempus”), the holders of Tempus’ membership interests named in the Merger Agreement (the “Members”), Benjamin Scott Terry and John G. Gulbin III, together, in their capacity under the Merger Agreement as the representative of the Members for the purposes set forth therein (the “Members’ Representative”), Chart Merger Sub Inc., (“Chart Merger Sub”), Chart Financing Sub Inc. (“Chart Financing Sub”), TAS Merger Sub LLC (“Tempus Merger Sub”), TAS Financing Sub Inc. (“Tempus Financing Sub”), Chart Acquisition Group LLC, in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Members and their successors and assigns) in accordance with the terms thereof (the “Chart Representative”), and, for the limited purposes set forth therein, Chart Acquisition Group LLC (the “CAG”), Joseph Wright and Cowen Investments LLC (“Cowen”) (together, the “Warrant Offerors”), (i) Chart Financing Sub and Chart Merger Sub merged with and into Chart, with Chart continuing as the surviving entity, (ii) Tempus Financing Sub and Tempus Merger Sub merged with and into Tempus, with Tempus continuing as the surviving entity, and (iii) each of Chart and Tempus became wholly owned subsidiaries of the Company. We refer to the transactions contemplated by the Merger Agreement as the “Business Combination.”

The Business Combination was approved by Chart’s stockholders at a special meeting of stockholders held on July 31, 2015 (the “Special Meeting”). At the Special Meeting, 4,985,780 shares of Chart common stock were voted in favor of the proposal to approve the Business Combination and no shares of Chart common stock were voted against that proposal. In connection with the stockholders’ approval of the Business Combination, Chart redeemed a total of 2,808,329 shares of its common stock pursuant to the terms of Chart’s amended and restated certificate of incorporation.

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by CAG, Mr. Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by the Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

In the Business Combination, the Members received 3,642,084 shares of Tempus Holdings’ common stock (the “Merger Shares”) in exchange for all of the issued and outstanding membership interests of Tempus. The number of Merger Shares received reflected a downward merger consideration adjustment (in accordance with the Merger Agreement) of 57,916 shares of Tempus Holdings common stock, based on Tempus’ estimated working capital and debt as of the closing of the Business Combination. Such merger consideration adjustment is subject to a post-closing true-up based on Tempus’ actual working capital and debt as of the closing of the Business Combination. In addition, pursuant to the earn-out provisions of the Merger Agreement, the Members have the right to receive up to an additional 6,300,000 shares of Tempus Holdings’ common stock upon the achievement of certain financial milestones.

In connection with the Business Combination, Chart stockholders and warrant holders received shares of Tempus Holdings common stock and warrants to purchase shares of Tempus Holdings common stock in exchange for their existing shares of Chart common stock and existing Chart warrants, on a one-to-one basis. In connection with the Business Combination, (i) the Affiliate Investors received an aggregate of 1,375,000 shares of Tempus Holdings common stock, 1,031,250 Series A-2 Warrants and 343,750 Series B-2 Warrants (collectively, the “Affiliate Investor Securities”) and (ii) the New Investors received an aggregate of 1,255,265 shares of Tempus Holdings common stock, 1,369,735 shares of Tempus Holdings Preferred Stock, 1,968,750 Series A-1 Warrants and 656,250 Series B-1 Warrants (collectively, the “New Investor Securities,” and collectively with the Affiliate Investor Securities, the “Financing Securities”). The terms and provisions of the Financing Securities are described in more detail in the Registration Statement, in the section therein entitled “Description of Tempus Holdings’ Securities,” which section is incorporated herein by reference.

In connection with the closing of the Business Combination, the parties to the Merger Agreement waived certain conditions to closing, which waivers were consented to by the New Investors pursuant to their rights under the Financing agreements. The waivers made (and consented to by the New Investors) included, in substantial part: (i) the waiver of the condition that a final warrant tender offer for outstanding public warrants of Chart be concluded prior to the closing of the Business Combination; and (ii) the waiver of the condition that, immediately prior to the closing of the Business Combination, but after giving effect to the Business Combination, there be sufficient capital in Tempus and Chart, including to cover certain post-closing commitments.

Business of Tempus

Tempus was registered in the State of Delaware on December 4, 2014 and was formed to provide customized engineering, integration and operations solutions that support critical missions of the United States Department of Defense (DoD) and the Intelligence Community and that meet the requirements of foreign governments and heads of state worldwide. Tempus designs and implements special mission aircraft modifications related to intelligence, surveillance and reconnaissance systems, new generation command, control and communications systems and VIP interior components and provides ongoing operational support including flight crews and maintenance services to customers.

Since its formation in December 2014, Tempus has engaged in marketing and negotiation efforts intended to reduce its current business opportunities to signed contracts and to identify and develop additional opportunities, and expects to be able to make public announcements in the near future and on an ongoing basis regarding the signing of additional contracts, the awarding of bids and the acceptance of new proposals, as and to the extent these developments occur. As of June 30, 2015, Tempus has supported various customers with short term efforts, and selected ongoing signed contracts, submitted bids and other business opportunities are set forth below.

Ongoing Signed Contracts

●	Aircraft management contracts. Revenues earned based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours. Estimated revenues of $600,000 - $1,000,000 monthly.
●	Provision of leased aircraft to the head of a U.S. government agency. Revenues earned based on the number of aircraft flight hours. Estimated revenues of $4.3 million annually for at least 2-3 years.

Contracts Signed but not yet commenced

●	1 U.S. contract (classified). Revenue earned per task order. Estimated revenues of $5 million annually for at least 3-5 years.
●	PC-12 ISR aircraft lease to a U.S. state law enforcement agency for a 5-year period. Estimated revenues of $7.2 million over 5 years.

Contracts Awarded and in Final Negotiation

●	1 U.S. contract (classified). Estimated revenues of $40 million annually for at least 3 to 5 years.

Bids Submitted

●	NATO member country ISR aircraft; bid to provide modified special mission aircraft as well as training and maintenance support (submitted).
●	Head of state aircraft interior completion (submitted).
●	Ultra high net worth individual aircraft interior completion (submitted).
●	Provision of leased aircraft to the head of a U.S. government agency (submitted).

The estimated potential value if Tempus wins all of the above submitted bids is approximately $400 million over 5 years. Tempus has been named as the preferred bidder for the NATO member country ISR aircraft. The Company expects Tempus to be awarded the contract if and when it is able to finalize remaining administrative and contractual terms.

Results of Operations

We expect to incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for increased sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, and other general corporate expenses as a result of the Business Combination, which was consummated on July 31, 2015.

Three Months Ended June 30, 2015 and Six Months Ended June 30, 2015

Revenues.

Revenues were $3,925,118 for the three months ended June 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues during this period. One customer, under two separate contracts, represented 51%, of our revenues while a second customer represented 38% of our revenues.

Revenues were $5,859,106 for the six months ended June 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 56%, of our revenues while a second customer represented 32% of our revenues.

The table below sets forth the amount and type of revenues we recognized for the three and six months ended June 30, 2015:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2015		2015
Provision of aircraft to U.S. government agency	1,507,410	38%	1,849,637	32%
BBJ & Global Express management contracts	2,004,032	51%	3,285,525	56%
Pilatus PC-12 operations contract	268,820	7%	348,812	6%
Cessna Caravan operations contract	143,759	4%	184,999	3%
Other flight support services	1,097	0%	190,134	3%
	3,925,118	100%	5,859,106	100%

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2015 was $3,297,431 which represented 84.0% of revenues. The Company’s gross profit was $627,687 or 16.0% of revenues for the three months ended June 30, 2015.

Cost of revenues for the six months ended June 30, 2015 was $5,008,132 which represented 85.5% of revenues. The Company’s gross profit was $850,974 or 14.5% of revenues for the six months ended June 30, 2015.

Selling, general and administrative.

Selling, general and administrative expenses were $420,247 for the three months ended June 30, 2015, which represented 10.7% of revenues for this period.

Selling, general and administrative expenses were $951,325 for the six months ended June 30, 2015, which represented 16.2% of revenues for this period.

Other income (expense)

Other expense was $13,887 for the three months ended June 30, 2015 and $15,227 for the six months ended June 30, 2015.

Net income

Net income for the three months ended June 30, 2015 was $193,553. Net loss for the six months ended June 30, 2015 was $115,578.

Liquidity and Capital Resources

As of June 30, 2015, we had a cash and cash equivalent balance of $218,347. We held restricted cash of $1,100,000 consisting of $350,000 in a certificate of deposit that secures credit card borrowings and $750,000 in a certificate of deposit that secures a bid bond for a submitted proposal. Credit card borrowings outstanding as of June 30, 2015 totaled $139,251. Long term debt as of June 30, 2015 consisted of a note payable to R. Lee Priest, Jr., our Chief Financial Officer, in the amount of $489,899.

Our working capital as of June 30, 2015 consisted of $3,118,117 in total current assets and $2,798,379 of total current liabilities.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs.

Off-Balance Sheet Arrangements

None.

Distributions

For the six months ended June 30, 2015, Tempus made total distributions to one of its members in the amount of $309,015.

Contractual Obligations

We currently have a long term debt outstanding of $489,899 consisting of a note payable to Mr. Priest. We have an operating lease obligation totaling $8,650 per month for our headquarters facility. This lease runs through December 31, 2015.

Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Since Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the year ended December 31, 2014 and the six months ended June 30, 2015 reflects the financial information and activities only of Tempus. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination, which reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on Tempus’ membership interests conversion to the Company’s common stock, refer to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

Principles of Consolidation

The consolidated financial statements include the accounts of Tempus Holdings and its wholly-owned subsidiaries, Tempus, Tempus Financing Sub, GAS and Tempus Manx Aviation Limited. Significant inter-entity accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax

Prior to the Business Combination, Tempus was a limited liability company; therefore, the taxable income or loss is allocated to the members in accordance with the operating agreement and is reflected in their income taxes. The accompanying consolidated financial statements do not reflect a provision or liability for Federal or state income taxes. The Company has determined that it has no material unrecognized tax benefits or obligations as of June 30, 2015. The members’ income tax filings are subject to audit by varying taxing authorities depending on their physical residence. All members reside in the United States of America.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  No aircraft modification contracts were in progress during the six-months ended June 30, 2015. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract.  Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight line basis over the term of the leases.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions which are held to secure an obligation by the Company to be restricted cash.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company will establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information.  Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable.  The Company considers the current accounts receivable balance to be fully collectible.  Accordingly, no allowance has been recorded at June 30, 2015.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

Depreciation will be computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. As of June 30, 2015 the Company has not recognized any depreciation.

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software as well as independent research and development associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the Federal Aviation Administration (“FAA”) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue generated from aircraft modifications associated with the STC. The costs are expensed as services on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs.

It is the Company’s policy to commence amortization of software upon the date that assets are placed into service. As of June 30, 2015, the Company has not recognized any amortization. Amortization will be computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3-5

Fair Value of Financial Instruments

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. Tempus evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the six months ended June 30, 2015.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in the section titled “Risk Factors” in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated January 5, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and the Warrant Offerors (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.2	First Amendment to Agreement and Plan of Merger, dated March 20, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and the Warrant Offerors (incorporated by reference to Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.3	Second Amendment to Agreement and Plan of Merger, dated June 10, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, Chart Financing Sub Inc., TAS Financing Sub Inc., the Chart Representative and the Warrant Offerors (incorporated by reference to Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

3.1	Amended and Restated Certificate of Incorporation of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on August 6, 2015)

3.2	Amended and Restated Bylaws of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed on August 6, 2015)

3.3	Certificate of Designations for Series A Convertible Preferred Stock of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 8-K filed on August 6, 2015)

Exhibit Number	Description
4.1	Third Amended and Restated Warrant Agreement, dated June 11, 2015, by and between Chart Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Chart Acquisition Corp. on June 12, 2015)

10.1

Form of Purchase and Exchange Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc., TAS Financing Sub Inc. and each New Investor (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.2	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and TAS Financing Sub Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.3	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and each Affiliate Investor (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.4	Form of First Amendment to Registration Rights Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp. and certain initial investors (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Chart Acquisition Corp. on June 11, 2015)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: August 17, 2015	/s/ R. Lee Priest, Jr.
R. Lee Priest, Jr. Chief Financial Officer (Principal financial and accounting officer)

