Form 10-Q
period 2015-09-30
Tempus Applied Solutions Holdings, Inc.
filed 2015-11-09
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 8,791,549 shares of the registrant’s common stock issued and outstanding.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our business strategy, plans and objectives, expected or contemplated future operations, hopes, beliefs and intentions. In addition, any statements that refer to projections, forecasts or other characterizations or predictions of future events or circumstances, including any underlying assumptions on which such statements are expressly or implicitly based, in whole or in part, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	the benefits or risks of the Business Combination (as defined later in this Report) and the related financing transactions;

●	the future financial performance of Tempus Applied Solutions Holdings, Inc. and its subsidiaries (“we”, the “Company” or “Tempus Holdings”), including the Company’s wholly owned subsidiary, Tempus Applied Solutions, LLC (“Tempus”);

●	changes in the markets for the Company’s products and services; and

●	expansion plans and other plans and opportunities.

Our forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results and developments could differ materially from those contemplated by our forward-looking statements, including as a result of the occurrence of one or more of the adverse effects contemplated in the risk factors discussions we include in our ongoing filings with the Securities and Exchange Commission (the “SEC”). As a result, you should not place undue reliance on our forward-looking statements. Additionally, the forward-looking statements contained in this Report represent our views as of the date of this Report (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to update any statement at any time, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any further disclosures we make on related subjects in the periodic and current reports we file with the SEC. Our SEC filings are available free of charge through the SEC’s website at www.sec.gov. None of the information contained on our website, or accessible from our website, is a part of this Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tempus Applied Solutions Holdings, Inc and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,817,529	1,466,019
Restricted cash	1,100,000	-
Accounts receivable:
Trade	982,586	-
Other	30,987	-
Related party	90,020	-
Other assets	42,946	-

Total current assets	6,064,068	1,466,019

PROPERTY AND EQUIPMENT, NET	125,373	2,315

OTHER ASSETS
Deposits	200,000	-
Intangibles, net	407,199	33,951

Total other assets	607,199	33,951

Total assets	$6,796,640	$1,502,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$795,744	$48,166
Related party	444,244	30,101
Accrued liabilities	559,128	36,008
Customer deposits	1,016,000	-

Total current liabilities	2,815,116	114,275

LONG TERM LIABILITIES
Loan from officer	-	489,899
Common stock warrant liability	8,112,200	-

Total long term liabilities	8,112,200	489,899

Total liabilities	10,927,316	604,174

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 14,000,000 shares authorized, 1,369,735 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	137	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 8,791,549 and 3,642,084 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	879	364
Capital contributed in excess of par	-	1,009,737
Retained earnings (deficit)	(4,131,692)	(111,990)
Total stockholders equity (deficit)	(4,130,676)	898,111
Total liabilities and stockholders' equity (deficit)	$6,796,640	$1,502,285

The accompanying notes are an integral part of these consolidated financial statements.

4

Tempus Applied Solutions Holdings, Inc and Subsidiaries
Consolidated Statement of Operations
(unaudited)

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2015	2015
REVENUES	$2,948,958	$8,808,064

COST OF REVENUE	3,257,295	8,265,427

Gross profit (loss)	(308,337)	542,637

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,177,479	2,128,804

Total operating loss	(1,485,816)	(1,586,167)

OTHER INCOME (EXPENSE)
Interest expense	(7,044)	(28,032)
Non-operational income/(expense)	38,001	43,762

Total other income (expense)	30,957	15,730

NET INCOME (LOSS)	$(1,454,859)	$(1,570,437)

BASIC EARNINGS PER COMMON SHARE	$(0.21)	$(0.33)

WEIGHTED AVERAGES USED IN PER SHARE CALCULATION	7,034,738	4,797,823

DILUTED EARNINGS PER COMMON SHARE	$(0.18)	$(0.28)

WEIGHTED AVERAGE SHARES USED PER SHARE CALCULATION	7,947,908	5,542,796

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 2015 (unaudited)

			Capital		Total
	Common	Preferred	Contributed	Retained	Stockholders'
	Stock,	Stock,	in Excess	Earnings	Equity
	$0.0001 Par	$0.0001 Par	of Par	(deficit)	(deficit)

Balance, January 1, 2015	$364	$-	$1,009,737	$(111,990)	$898,111
Net income				(1,570,437)	(1,570,437)
Distributions				(309,015)	(309,015)
Business Combination, net	478	137	2,525,250		2,525,865
Additional sale of common stock, preferred stock and warrants	38	-	999,963		1,000,000
Series A and Series B Warrant valuation			(6,675,200)		(6,675,200)
Adjustment to capital contributed in excess of par			2,140,250	(2,140,250)	-

Balance, September 30, 2015	$879	$137	$-	$(4,131,692)	$(4,130,676)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions, LLC and Subsidiaries
Consolidated Statement of Cash Flows
Nine months ended September 30, 2015 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,570,437)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,723
Fair value adjustment of common stock warrants	(34,900)
Changes in operating assets and liabilities:
Accounts receivable-trade	(982,586)
Accounts receivable-other	(30,327)
Due to/from related parties	324,122
Other current assets	(242,946)
Accounts payable-trade	647,551
Accrued liabilities	491,507
Customer deposits	1,016,000
Net cash used for operating activities	(376,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(126,635)
Purchases of intangible assets	(375,394)
Increase in restricted cash	(1,100,000)
Net cash used for investing activities	(1,602,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loan from officer	(489,899)
Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	16,000,000
Additional sale of common stock, preferred stock and warrants	1,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Increase in liabilities related to the Business Combination and Financing	130,981
Cash from business acquired pursuant to the Business Combination	212,640
Member distributions prior to business combination	(309,015)
Net cash provided by financing activities	4,329,832

Net increase in cash	2,351,510

CASH AND CASH EQUIVALENTS
Cash at the beginning of the period	1,466,019
Cash at the end of the period	$3,817,529

Supplemental disclosure of non-cash financing activities:
Initial fair value of common stock warrant liability	$8,147,100

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014 as a direct, wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”). Tempus was organized under the laws of Delaware on December 4, 2014 and was formed to provide customized aircraft engineering, integration and operations solutions that support critical missions of the United States Department of Defense (the “DoD”), and the U.S. intelligence community, foreign governments and heads of state and others. Tempus currently has the following seven subsidiaries: two wholly owned operating subsidiaries, Tempus Manx Aviation Limited and Global Aviation Support, LLC; Proflight Aviation Services LLC, a recently purchased, wholly owned entity through which Tempus intends to offer certain flight training services; and four recently formed, wholly owned entities that do not yet have any operations, Tempus Applied Solutions, Inc., Tempus Aero Solutions AG, Tempus Applied Solutions Limited and Tempus Training Solutions, LLC.

On July 31, 2015, pursuant to an Agreement and Plan of Merger dated as of January 5, 2015, as amended (the “Merger Agreement”) by and among Tempus Holdings, Chart, Tempus, the holders of Tempus’ membership interests named in the Merger Agreement (the “Members”), Benjamin Scott Terry and John G. Gulbin III (together, in their capacity under the Merger Agreement as the representative of the Members for the purposes set forth therein, the “Members’ Representative”), Chart Merger Sub Inc. (“Chart Merger Sub”), Chart Financing Sub Inc. (“Chart Financing Sub”), TAS Merger Sub LLC (“Tempus Merger Sub”), TAS Financing Sub Inc. (“Tempus Financing Sub”), Chart Acquisition Group LLC (“CAG”), in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Members and their successors and assigns) for the purposes set forth therein and, for the limited purposes set forth therein, CAG, Joseph Wright and Cowen Investments LLC, the following was effected: (i) Chart Financing Sub and Chart Merger Sub merged with and into Chart, with Chart continuing as the surviving entity; (ii) Tempus Financing Sub and Tempus Merger Sub merged with and into Tempus, with Tempus continuing as the surviving entity; and (iii) each of Chart and Tempus became wholly owned subsidiaries of the Company. We refer to the transactions contemplated by the Merger Agreement as the “Business Combination.”

The Company’s principal operations are the design and implementation of special mission aircraft modifications related to defense, intelligence, surveillance and reconnaissance systems, new-generation command, control and communications systems and VIP interior components, and the provision of ongoing operational support to customers, including flight crews and maintenance services. The Company has its headquarters in Williamsburg, Virginia and has identified hangar space in Brunswick, Maine to provide facilities for production and logistical support. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses. Anticipated contracts are large and the periods of performance are long.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the year ended December 31, 2014 and the nine months ended September 30, 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination, which reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

Principles of Consolidation

The consolidated financial statements include the accounts of Tempus Holdings and its subsidiaries. Significant inter-entity accounts and transactions have been eliminated.

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

Income Tax

The Company follows the reporting requirements of FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes deferred tax assets or liabilities based on differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts calculated on enacted tax laws and rates applicable to the periods in which the differences are expected to be ultimately realized.

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized.

Tempus, a limited liability company, was the acquiror in the Business Combination; therefore,Tempus’ taxable income or loss for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) is allocated to its members in accordance with its operating agreement and is reflected in the members’ income taxes. The members' income tax filings are subject to audit by various taxing authorities depending on their physical residence. All members reside in the United States of America.

The accompanying consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 (the effective date of the Business Combination) through September 30, 2015.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes. No aircraft modification contracts were in progress during the nine months ended September 30, 2015. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable.

Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight line basis over the term of the leases.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company will establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company considers the current accounts receivable balance to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded at September 30, 2015.

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

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software as well as independent research and development associated with the development of supplemental type certificates (“STCs”). STCs are authorizations granted by the Federal Aviation Administration (the “FAA”) for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue generated from aircraft modifications associated with the STC. The costs are expensed as services on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs.

It is the Company’s policy to commence amortization of software upon the date that assets are placed into service. As of September 30, 2015, the Company has recognized amortization of Computer software in the amount of $2,146. Amortization will be computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3

Fair Value of Financial Instruments

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the accompanying balance sheets.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the nine months ended September 30, 2015.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.	REVENUE

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours) and revenues earned from the provision of leased aircraft (which are based on actual aircraft flight hours). In addition, Tempus has been named as the preferred bidder for a contract to provide intelligence, surveillance and reconnaissance (“ISR”) aircraft to a NATO member country. The Company regularly engages in marketing and negotiation efforts and submits bids with the aim of converting current business opportunities into signed contracts and identifying and developing new business opportunities. The Company expects to be able to make public announcements from time to time as and when it is able to enter into additional, material contracts with customers.

4.	CUSTOMER CONCENTRATION

We have significant customer concentration, with two customers representing greater than 10% of our revenues for the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015		2015
Provision of aircraft to U.S. government agency	1,101,857	37%	2,951,494	34%
BBJ & Global Express management contracts	1,786,175	61%	5,071,700	58%
Other flight support services	60,926	2%	784,870	8%
	2,948,958	100%	8,808,064	100%

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
	2015	2014
Network data center	$126,179	$-
Personal computers	2,315	2,315
Furniture & fixtures	456	-
Total	$128,950	$2,315
Accumulated depreciation	(3,577)	-
Property and equipment, net	$125,373	$2,315

6.	INTANGIBLES, NET

Intangibles, net consists of the following:

	September 30,	December 31,
	2015	2014
Supplemental type certificate costs	$332,104	$-
Software	77,250	33,951
Total	$409,345	$33,951
Accumulated amortization	(2,146)	-
Intangibles, net	$125,373	$33,951

STC costs relate to our efforts to gain approval from the FAA for modifications to Gulfstream III, IV and V business jets to upgrade them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. We intend to amortize the cost of developing our FANS / ADS-B compliance modifications over the first 10 licenses sold.

For the nine months ended September 30, 2015 recognized amortization of Software was $2,146. There have been no STC license sales as of that date.

7.	OPERATING LEASES

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016. The future minimum lease payments associated with this lease as of September 30, 2015 total $43,227.

We have operating leases on three aircraft, as outlined below, used in the provision of aviation services to our customers in the United States and overseas. These aircraft are owned by Tempus Intermediate Holdings, LLC (“TIH”), which is controlled by John G. Gulbin III, a member of our Board of Directors.

			Monthly
	Start		Lease
Aircraft	Date	Term	Payment
Bell 412 – N80701	9/1/15	One Year	$25,000
Cessna Caravan 208B – N583JH	9/1/15	One Year	$18,000
Pilatus PC-12 – N840AG	9/1/15	One Year	$20,000

The future minimum lease payments associated with these aircraft leases is $693,000.

8.	RELATED PARTY TRANSACTIONS

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In connection with the formation of Tempus, the Company’s Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan is unsecured and bears interest monthly at a rate of 5.0% per annum. Accrued interest totaled $17,381 as of August 31, 2015 at which time the loan and all accrued interest was repaid.

Jackson River Aviation (“JRA”) is controlled by Benjamin Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA provides Federal Aviation Regulations (“FAR”) Part 135 aircraft charter services to the Company. As of September 30, 2015, the Company has a net outstanding receivable from JRA for $22,600. Total purchases by the Company from JRA for the nine months ended September 30, 2015 were $236,390.

TIH is controlled by John G. Gulbin III, a member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers, see Note 7, Operating Leases, above. In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is expected to be limited to certain shared information technology and marketing expenses, which will be incurred at cost.

Total billings from TIH to Tempus for the nine months ended September 30, 2015 were $1,190,315. Total billings from Tempus to TIH for the nine months ended September 30, 2015 were $845,884. The net outstanding payable from Tempus to TIH at September 30, 2015 was $376,823.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Following the closing of the Business Combination, administrative support services, including human resources, financial, legal, contracts and other general administrative services have all been performed by and within the Company. Certain marketing and information technology expenses may continue to be provided to the Company by TIH for the foreseeable future. As of the date of this Report, all related party receivable and payable balances outstanding as of September 30, 2015 have been settled in full.

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of July 31, 2015, the date of the Business Combination, and September 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	July 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,471,900	$-	$1,471,900	$-
Series A Warrant Liability	1,406,800	-	1,406.800	-
Series B Warrant Liability	5,268,400	-	5,268,400	-
Total Warrant Liability	$8,147,100	$-	$8,147,100	$-

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,348,000	$-	$1,348,000	$-
Series A Warrant Liability	1,336,200	-	1,336,200	-
Series B Warrant Liability	5,428,000	-	5,428,000	-
Total Warrant Liability	$8,112,200	$-	$8,112,200	$-

The fair values of the Company’s warrant liabilities are determined through market, observable and corroborated sources.  The Company engaged an independent valuation firm, Teknos Associates, LLC (“Teknos”) to perform valuations of the warrant liabilities as of July 31, 2015, the date of the Business Combination and related Financing and as of September 30, 2015. Teknos used a multi-stage process to determine the fair value of the warrants of the Company, which involved several types of analyses and calculations of value for the Company’s securities as follows:

IPO and Placement Warrants – Teknos calculated the value of these warrants using a Black-Scholes option pricing model based on the value of the common stock and the volatility of such shares.

Series A Warrants - Teknos calculated the value of these warrants using a Black-Scholes option pricing model based on the value of the common stock and the volatility of such shares.

Series B Warrants – Teknos determined the impact of various common stock values as of the expiration date of the Series B Warrants after considering the exercise features, including the alternate cashless exercise of those warrants. Teknos then used a Monte Carlo simulation to determine the probability of common stock values as of the expiration date and calculated the value of the Series B Warrants in each trial. The weighted average value of the Series B Warrants as of the valuation date was then calculated.

Observable inputs used in the calculation of the valuations include the implied valuation of the Company’s securities based on prior sales, specifically the Financing associated with the Business Combination. Other inputs include a risk-free rate as of the valuation date and implied volatility derived from comparable publicly traded companies.

10.	WARRANTS

IPO and Placement Warrants

Upon the consummation of the Business Combination, each outstanding Chart warrant was exchanged for a warrant to purchase one share of our common stock, and as of the date of this filing, there were 7,875,000 such warrants outstanding, of which 7,500,000 warrants were originally sold as part of the units in Chart’s initial public offering (the “IPO Warrants”) and 375,000 warrants were originally issued as part of placement units issued to CAG, Mr. Wright and Cowen in a private placement simultaneously with the consummation of Chart’s initial public offering, (“the Placement Warrants”).

Each IPO and Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The IPO warrants became exercisable on August 30, 2015, and expire at 5:00 p.m., New York time, on July 31, 2020 or earlier upon redemption or liquidation. Once the IPO warrants become exercisable, we may redeem the outstanding IPO warrants at a price of $0.01 per warrant, if the last sale price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending on the third trading day before we send the notice of redemption to the warrant holders. The placement warrants, however, are non-redeemable so long as they are held by the initial holders or their permitted transferees.

Series A Warrants and Series B Warrants

In connection with the Financing, upon the consummation of the Business Combination on July 31, 2015, we issued a total of 3,000,000 Series A-1 Warrants and Series A-2 Warrants and 1,000,000 Series B-1 Warrants and Series B-2 Warrants. Pursuant to the Securities Purchase Agreement, on August 14, 2015, we issued an additional 187,500 Series A-3 Warrants and 62,500 Series B-3 Warrants. The Series A-1 Warrants, Series A-2 Warrants and Series A-3 Warrants are referred to collectively as the Series A Warrants, the Series B-1 Warrants, Series B-2 Warrants and Series B-3 Warrants are referred to collectively as the Series B Warrants, and the Series A Warrants and the Series B Warrants are referred to collectively as the Investor Warrants.

Each Investor Warrant is immediately exercisable in cash and entitles the holder to take delivery of the shares purchased through the exercise, at the sole election of the holder, in the form of either common stock or Preferred Stock, subject to the Maximum Warrant Percentage, with the number of shares of Preferred Stock issued based on the conversion price, as described in Note 11, below, under the heading “Preferred Stock”.

The Series A Warrants have an exercise price of $4.80 per share purchased and expire on July 31, 2020. The Series B Warrants have an exercise price of $5.00 per share purchased. The Series B-1 Warrants expire on April 30, 2017 and the Series B-2 Warrants and Series B-3 Warrants expire on October 31, 2016.

The Investor Warrants contain customary “cashless exercise” terms, pursuant to which holder of an Investor Warrant, at any time after October 31, 2015, may choose to exercise such Investor Warrant (at a time when such Investor Warrant is otherwise exercisable according to its terms) without paying cash, by effectively submitting in exchange for shares a greater number of warrants than the number of shares purchased, rather than a number of warrants equal to the number of shares purchased plus cash. The Series B Warrants (but not the Series A Warrants) also contain an additional alternative cashless exercise feature, pursuant to which, beginning from December 31, 2015 and until the expiration of such Series B Warrant, on October 31, 2016 or April 30, 2017, as applicable, if 90% of the average of the four lowest volume-weighted average prices of common stock for the preceding 10 trading days (the “Alternative Market Price”) is less than $4.00 (subject an Alternative Market Price floor of $1.80), the holder of a Series B Warrant can exercise such Series B Warrant to acquire on a cashless basis a number of shares of common stock or Preferred Stock equal to (depending on the Market Price) up to 488.9% of the number of shares that could otherwise be purchased under such Series B Warrant pursuant to a cash exercise, with the lower the Alternative Market Price, the more shares being available for acquisition by the Series B Warrant holder pursuant to this alternative cashless exercise.

The Investor Warrants also include “full ratchet” anti-dilution protection provisions, which provide that if any shares of common stock are issued at a price less than then current exercise price of such Investor Warrant, or if any warrants, options or other securities with the right to acquire or that are convertible into or exchangeable for shares of common stock are issued with an exercise price less than the then current exercise price of such Investor Warrant, then the exercise price of such Investor Warrant will automatically be reduced to the issuance price of such new shares of common stock or the exercise price of such warrants, options or other securities with the right to acquire or that are convertible into or exchangeable for shares of common stock. These anti-dilution provisions do not apply in the case of an issuance of “Excluded Securities”, including certain option and other equity incentive awards to directors and officers, and securities issued pursuant to acquisitions or strategic transactions approved by a majority of our disinterested directors, but does not include a transaction in which we are issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

Under the terms of the Investor Warrants, we may not enter into or be party to a “Fundamental Transaction” unless the successor entity assumes in writing all of our obligations under such Investor Warrants. A “Fundamental Transaction” means, among other things, a transaction in which we, directly or indirectly, including through subsidiaries, affiliates or otherwise, in one or more related transactions, (i) consolidate or merge with or into (whether or not we are the surviving corporation) another entity; (ii) sell, assign, transfer, convey or otherwise dispose of all or substantially all of our properties or assets of or any of our “significant subsidiaries” (as defined in Rule 1-02 of Regulation S-X) to one or more entities; (iii) make, or allow one or more entities to make, or allow us to be subject to or have its common stock be subject to or party to one or more entities making, a purchase, tender or exchange offer that is accepted by at least 50% of the outstanding shares of common stock; (iv) consummate a stock or share purchase agreement or other business combination (including a reorganization, recapitalization, spin-off or scheme of arrangement) with one or more entities whereby all such entities, individually or in the aggregate, acquire at least 50% of the outstanding shares of common stock; or (v) reorganize, recapitalize or reclassify its common stock. The foregoing provisions will not apply to a Fundamental Transaction where the purchaser or other successor entity, after giving effect to such Fundamental Transaction, does not have any equity securities that are then listed or designated for quotation on a national securities exchange or automated quotation system. Moreover, a holder of an Investor Warrant may choose, in connection with any Fundamental Transaction, to have us or the successor entity purchase such Investor Warrant from the holder by paying the holder cash in an amount equal to the “Black Scholes Value” (as defined in such Investor Warrant) of such Investor Warrant.

Under the terms of the Investor Warrants, if we shall declare or make any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of common stock, then, in each such case, holders of such Investor Warrants shall be entitled to participate in such distribution to the same extent that they would have participated if they had held the number of shares of common stock acquirable upon complete exercise of such Investor Warrants (without regard to any limitations or restrictions on exercise of such Investor Warrants) immediately before the date on which a record is taken for such distribution.

Under the terms of the Investor Warrants, if we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of common stock, which are referred to with respect to the warrants as Warrant Purchase Rights, then each holder of an Investor Warrant will be entitled to acquire, upon the terms applicable to such Warrant Purchase Rights, the aggregate Warrant Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete excise of all Investor Warrants (without taking into account any limitations or restrictions on exercise of such Investor Warrants) held by such holder immediately prior to the date on which a record is taken for the grant, issuance or sale of such Warrant Purchase Rights.

Under the terms of the Series A Warrants (but not the Series B Warrants), until July 31, 2016, the holders have pre-emptive rights pursuant to which we must offer them the right to purchase at least 56.3% (with the Series A-1 entitled to purchase 35%, the Series A-2 entitled to purchase 18% and the Series A-3 entitled to purchase 3.3%) of any additional issuances by us or our subsidiaries of equity securities or securities that are convertible into, exercisable or exchangeable for, or which give the holder the right to acquire any of our equity securities or the securities of our subsidiaries, except for certain “Excluded Securities” as described above.

Under the terms of the Investor Warrants, if a holder exercises an Investor Warrant and we fail to deliver common stock or Preferred Stock in response within the time periods and in the manner specified in the terms of such Investor Warrant, we may suffer substantial penalties.

Under the terms of the Series A-1 and Series B-1 Warrants (but not the other Investor Warrants), we may not effect the exercise of any such Investor Warrants and the exercise shall be null and void and treated as if never made, to the extent that after giving effect to such exercise, the holder would beneficially own in excess of either 4.99% or 9.99% (the “Maximum Warrant Percentage”) (as elected in writing by the holder on or prior to the initial issuance date of the warrants) of the shares of common stock outstanding immediately after giving effect to such exercise. For purposes of the foregoing sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Exchange Act, and the shares of common stock issuable to a holder pursuant to the terms of the warrants in excess of the Maximum Warrant Percentage shall not be deemed to be beneficially owned by such holder for any purpose including for purposes of Section 13(d) or Rule 16a-1(a)(1) of the Exchange Act. All of the holders of the outstanding Series A-1 Warrants and Series B-1 Warrants as of the date of this filing have elected a Maximum Warrant Percentage of 4.99%.

The quantity of issued and outstanding warrants and respective strike prices are outlined in the table below:

Security	Quantity	Strike Price
IPO & Placement Warrants	7,875000	$11.50
Series A Warrants	3,187,500	$4.80
Series B Warrants	1,062,500	$5.00

11.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of the date of this filing, we had 1,369,735 shares of Preferred Stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants and 1,062,500 Series B Warrants outstanding that are convertible into common stock or Preferred Stock (with the Series B Warrants convertible into a maximum of 5,194,449 shares using the alternative cashless exercise feature as described in Note 10, above, under the heading “Series A Warrants and Series B Warrants”).

The rights and obligations of the holders of the Preferred Stock are set forth in the Certificate of Designations relating thereto.

At any time after its initial issuance date, each share of Preferred Stock is convertible into validly issued, fully paid and non-assessable shares of common stock based on a conversion price of $4.00 per share, subject to adjustment for unpaid dividends and any accrued charges, as well as equitable adjustments for stock splits, recapitalizations and similar transactions. However, we will effect the conversion of any Preferred Stock and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, the holder would beneficially own in excess of either 4.99% or 9.99% (the “Maximum Percentage”) (as elected in writing by the holder on or prior to the initial issuance date of the Preferred Stock) of the shares of common stock outstanding immediately after giving effect to such conversion. For purposes of the foregoing sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Exchange Act, and the shares of common stock issuable to a holder pursuant to the terms of the Preferred Stock in excess of the Maximum Percentage shall not be deemed to be beneficially owned by such holder for any purpose including for purposes of Section 13(d) or Rule 16a-1(a)(1) of the Exchange Act. All of the holders of the issued and outstanding Preferred Stock as of the date of this filing have elected a Maximum Percentage of 4.99%.

Under the Certificate of Designations, we may not enter into or be party to a “Fundamental Transaction” unless the successor entity assumes in writing all of our obligations under the Certificate of Designations. A “Fundamental Transaction” means, among other things, a transaction in which we, directly or indirectly, including through subsidiaries, affiliates or otherwise, in one or more related transactions, (i) consolidate or merge with or into (whether or not we are the surviving corporation) another entity; (ii) sell, assign, transfer, convey or otherwise dispose of all or substantially all of our properties or assets or any of our “significant subsidiaries” (as defined in Rule 1-02 of Regulation S-X) to one or more entities; (iii) make, or allow one or more entities to make, or allow us to be subject to or have our common stock be subject to or party to one or more entities making, a purchase, tender or exchange offer that is accepted by at least 50% of the outstanding shares of common stock; (iv) consummate a stock or share purchase agreement or other business combination (including a reorganization, recapitalization, spin-off or scheme of arrangement) with one or more entities whereby all such entities, individually or in the aggregate, acquire at least 50% of the outstanding shares of common stock; or (v) reorganize, recapitalize or reclassify our common stock. The foregoing provisions will not apply to a Fundamental Transaction where the purchaser or other successor entity provides cash consideration and such Fundamental Transaction does not involve the issuance of any securities to the holders of our securities or securities of our affiliates.

If at any time we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of common stock, which is referred to as Purchase Rights, then each holder of Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of all Preferred Stock (without taking into account any limitations or restrictions on the convertibility of the shares of Preferred Stock) held by such holder immediately prior to the date on which a record is taken for the grant, issuance or sale of such Purchase Rights.

Holders of Preferred Stock have no voting rights with respect to their Preferred Stock, except as required by law.

Shares of Preferred Stock rank pari passu to the shares of common stock in respect of preferences as to dividends, distributions and payments upon our liquidation, dissolution and winding up, except that in a liquidation event, the holders of Preferred Stock shall be entitled to receive in cash out of our assets an amount per share of Preferred Stock equal to the greater of $4.00 (plus any unpaid dividends and accrued charges, as equitably adjusted for stock splits, recapitalizations and similar transactions) and the amount per share such holder would receive if such holder converted such Preferred Stock into common stock immediately prior to the date of such payment (without regard to any limitations on conversion), provided that if the liquidation funds are insufficient to pay the full amount due to the holders, then each holder shall receive a percentage of the liquidation funds equal to the full amount of liquidation funds payable to such holder, as a percentage of the full amount of liquidation funds payable to all holders (on an as-converted basis, without regard to any limitations on conversion set forth herein) and all holders of common stock.

Under the terms of the Preferred Stock, if holders convert their Preferred Stock and we fail to deliver common stock in response within the time periods and in the manner specified in the Certificate of Designations, we may suffer substantial penalties.

Our Amended Charter and related Certificate of Incorporation also provides that additional shares of preferred stock may be issued from time to time in one or more series. Our board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions, applicable to such additional shares of each series. Our board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects, but subject to the rights of the holders of the Preferred Stock. The ability of our board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management.

Common Stock

As of the date of this filing, we had 8,791,549 shares of common stock issued and outstanding. Additionally, there are 1,369,735 issued and outstanding shares of Preferred Stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants and 1,062,500 Series B Warrants outstanding that are convertible into common stock or Preferred Stock (with the Series B Warrants convertible into a maximum of 5,194,449 shares using the alternative cashless exercise feature as described in Note 10, above, under the heading “Series A Warrants and Series B Warrants”).

Additionally, pursuant to the terms of the Merger Agreement, we may be obligated to issue additional shares of common stock thereunder to the Members (or the Members may be required to forfeit certain of their shares of common stock) as a result of (i) adjustments to the merger consideration payable to the Members as a result of Tempus’ working capital and/or debt as of the completion of the Business Combination varying from the estimates that were made at the time of the consummation of the Business Combination, (ii) Tempus meeting certain financial milestones pursuant to the earn-out provisions of the Merger Agreement, up to a total of 6,300,000 shares and (iii) any indemnification payments that are made under the Merger Agreement by delivery of shares of common stock. Additionally, we may issue awards for up to a maximum of 640,616 shares of common stock under our 2015 Omnibus Equity Incentive Plan. The shares of common stock issued to the Members under the Merger Agreement are subject to certain lock-up restrictions as set forth in the Tempus Registration Rights Agreement to which the Members are subject.

Holders of common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Our board of directors is divided into three classes, each of which will generally serve for a term of three years (with a shorter period for the initial directors upon the Business Combination, where they continue until their class is up for election) with only one class of directors being elected in each year and with directors only permitted to be removed for cause. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors up for election at such time.

Certain shares of common stock that were issued in the Business Combination in exchange for Chart’s common stock held by certain of its initial stockholders, which we refer to as Founder Shares, are subject to forfeiture upon certain conditions. With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Chart’s initial stockholders, each of whom will be subject to the same transfer restrictions) until the earlier of (i) July 31, 2016 or earlier if the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 31, 2015, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, 234,375 Founder Shares are subject to forfeiture pro rata by Chart’s initial stockholders in the event the last sales price of our common stock does not equal or exceed $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following July 31, 2015. An additional 234,375 Founder Shares, will be subject to forfeiture pro rata by Chart’s initial stockholders in the event the last sales price of our common stock does not equal or exceed $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period prior to July 31, 2020. Chart’ s initial stockholders have agreed that such shares will be subject to lockup and will not sell or transfer Founder Shares that remain subject to forfeiture as described above, until such time as the related forfeiture provisions no longer apply. The securities held by Chart’s initial stockholders are also subject to certain other lock-up restrictions under the terms of the Founders’ Registration Rights Agreement, to which such stockholders are subject.

We have made an adjustment to our capital contributed in excess of par to account for the fact that the Financing and Business Combination expenses, along with the valuation of the warrant liabilities associated with the warrants issued pursuant thereto, caused capital contributed in excess of par to go below zero. Any excess negative amount due to these transactions that would otherwise have been allocated to capital contributed in excess of par has now been recognized as a negative retained earnings amount.

12.	INCOME TAXES

The Company follows the reporting requirements of FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes deferred tax assets or liabilities based on differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts calculated on enacted tax laws and rates applicable to the periods in which the differences are expected to be ultimately realized. These differences arose principally from the valuation of stock warrants, net operating loss carryovers, and temporary differences in deprecation methods between financial reporting and income tax basis.

The Company’s net non-current deferred tax asset as of September 30, 2015 was $0 after consideration of the full valuation allowance.

The income taxes differed from the 38% expected rate due to the valuation allowance on the Company’s deferred tax assets.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, management has determined that a full valuation allowance to eliminate the net deferred tax benefit is appropriate at this time due to the uncertainty as to whether the tax benefits would ever be realized.

At September 30, 2015 approximately $1,000,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2035.

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2015.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

13.	BASIC AND DILUTED SHARES OUTSTANDING

Basic common shares outstanding as of September 30, 2015 are 8,791,549. Our weighted average basic shares outstanding for the three and nine months ended September 30, 2015 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 7,034,738 shares and 4,797,823 shares respectively.

Our weighted average diluted common shares outstanding as of September 30, 2015 is calculated based on the sum of the weighted average basic shares outstanding for the three and nine months ended September 30, 2015 and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion is calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 10, above.

14.	BUSINESS COMBINATION

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

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by the Sponsor, Mr. Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by the Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

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

In connection with the Business Combination, Chart stockholders and warrant holders received shares of Tempus Holdings common stock and warrants to purchase shares of Tempus Holdings common stock in exchange for their existing shares of Chart common stock and existing Chart warrants. In connection with the Business Combination, (i) the Affiliate Investors received an aggregate of 1,375,000 shares of Tempus Holdings common stock, 1,031,250 Series A-2 Warrants and 343,750 Series B-2 Warrants (collectively, the “Affiliate Investor Securities”) and (ii) the New Investors received an aggregate of 1,255,265 shares of Tempus Holdings common stock, 1,369,735 shares of Tempus Holdings Preferred Stock, 1,968,750 Series A-1 Warrants and 656,250 Series B-1 Warrants (collectively, the “New Investor Securities,” and collectively with the Affiliate Investor Securities, the “Financing Securities”). The terms and provisions of the Financing Securities are described in more detail in the Form S-4 (as defined below), in the section therein entitled “Description of Tempus Holdings’ Securities,” which section is incorporated herein by reference.

In connection with the closing of the Business Combination, the parties to the Merger Agreement waived certain conditions to closing, which waivers were consented to by the New Investors pursuant to their rights under the New Investor Purchase Agreements. The waivers made (and consented to by the New Investors) included, in substantial part: (i) the waiver of the condition that a final warrant tender offer for outstanding public warrants of Chart be concluded prior to the closing of the Business Combination; and (ii) the waiver of the condition that, immediately prior to the closing of the Business Combination, but after giving effect to the Business Combination, there be sufficient capital in Tempus and Chart, including to cover certain post-closing commitments.

The issuance of the Company’s common stock and warrants to former holders of Chart common stock and warrants in connection with the Business Combination was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-4 (File No. 333-201424), filed with the United States Securities and Exchange Commission (the “SEC”) and declared effective on July 17, 2015 (the “Form S-4”). The Form S-4 contains additional information about the Merger Agreement, the Business Combination, the Financing and the related transactions. The Merger Shares and the Financing Securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Prior to the closing of the Business Combination, Chart was a shell company with no operations, formed as a special purpose acquisition company to effect a business combination with one or more operating businesses. After the closing of the Business Combination, Chart is now a subsidiary of Tempus Holdings.

The following table presents the assets acquired and the liabilities assumed in the Business Combination as of July 31, 2015 as recorded by the Company on the acquisition date and the initial fair value adjustments.

	As Recorded by Chart Acquisition Corp		Adjustments			As Recorded by the Company
Assets
Cash and cash equivalents	$4,128,746	(C)	$			$4,128,746
Due from Sponsor	660	(B)				660

Total assets	$4,129,406		$			$4,129,406

Liabilities
Accounts payable	$100,027	(B)	$			$100,027
Payable to affiliates of the Sponsor	6,614	(B)				6,614
Accrued expenses	25,000	(B)				25,000
Warrant liability	1,808,176			(336,276)	(A)	1,471,900

Total liabilities	$1,939,817			$(336,276)		$1,603.541

Net assets acquired over liabilities assumed	$2,189,589					$2,525,865

(A)	Based on the valuation report of Teknos, (see Note 9 above) valuing the warrants as of July 31, 2015, the date of the Business Combination, the warrant liability carried on the balance sheet of Chart has been adjusted to the value calculated by Teknos.
(B)	As part of the Business Combination, Tempus assumed the working capital (liabilities) of Chart, net of cash and warrant liability, in the amount of ($130,981). Please see the Consolidated Statement of Cash Flows.
(C)	Pursuant to the Business Combination and the Financing, the Company received $16,000,000 in cash related to the sale of common stock, preferred stock and warrants. The use of the proceeds is summarized as follows:

Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	16,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Increase in liabilities related to the Business Combination and Financing	130,981
Cash from business acquired pursuant to the Business Combination	212,640
-

Net cash proceeds related to Business Combination	4,128,746

The Company allocated the $16,000,000 in proceeds among common stock, preferred stock and warrants based on the third party valuation by Teknos as of July 31, 2015 (see Note 9 above), the date of the Business Combination. The valuation of the warrants, which are classified as liabilities on the balance sheet, resulted in an adjustment to capital contributed in excess of par, as shown in the Statement of Stockholders’ Equity, of $6,675,200 to record the underlying value of the warrants at the estimated redemption value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in this discussion and analysis includes forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” set forth elsewhere in this Report.

Overview

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014 as a direct, wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”).

Business Combination

On July 31, 2015, pursuant to an Agreement and Plan of Merger dated as of January 5, 2015, as amended (the “Merger Agreement”) by and among Tempus Holdings, Chart, Tempus, the holders of Tempus’ membership interests named in the Merger Agreement (the “Members”), Benjamin Scott Terry and John G. Gulbin III (together, in their capacity under the Merger Agreement as the representative of the Members for the purposes set forth therein, the “Members’ Representative”), Chart Merger Sub Inc. (“Chart Merger Sub”), Chart Financing Sub Inc. (“Chart Financing Sub”), TAS Merger Sub LLC (“Tempus Merger Sub”), TAS Financing Sub Inc. (“Tempus Financing Sub”), Chart Acquisition Group LLC (“CAG”), in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Members and their successors and assigns) for the purposes set forth therein and, for the limited purposes set forth therein, CAG, Joseph Wright and Cowen Investments LLC (“Cowen”), the following was effected: (i) Chart Financing Sub and Chart Merger Sub merged with and into Chart, with Chart continuing as the surviving entity; (ii) Tempus Financing Sub and Tempus Merger Sub merged with and into Tempus, with Tempus continuing as the surviving entity; and (iii) each of Chart and Tempus became wholly owned subsidiaries of the Company. We refer to the transactions contemplated by the Merger Agreement as the “Business Combination.”

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

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by CAG, Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by R. Lee Priest, Jr., the Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

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

In connection with the Business Combination, Chart stockholders and warrant holders received shares of Tempus Holdings common stock and warrants to purchase shares of Tempus Holdings common stock in exchange for their existing shares of Chart common stock and existing Chart warrants. In connection with the Business Combination, (i) the Affiliate Investors received an aggregate of 1,375,000 shares of Tempus Holdings common stock, 1,031,250 Series A-2 Warrants and 343,750 Series B-2 Warrants (collectively, the “Affiliate Investor Securities”) and (ii) the New Investors received an aggregate of 1,255,265 shares of Tempus Holdings common stock, 1,369,735 shares of Tempus Holdings Preferred Stock, 1,968,750 Series A-1 Warrants and 656,250 Series B-1 Warrants (collectively, the “New Investor Securities”, and collectively with the Affiliate Investor Securities, the “Financing Securities”). The terms and provisions of the Financing Securities are described in more detail in the registration statement on Form S-4 filed in connection with the Business Combination (SEC File No. 333-201424) (the “Form S-4”), in the section therein entitled “Description of Tempus Holdings’ Securities”, which section is incorporated herein by reference.

Business of Tempus

The Company’s principal operations are the design and implementation of special mission aircraft modifications related to defense, intelligence, surveillance and reconnaissance systems, new-generation command, control and communications systems and VIP interior components, and the provision of ongoing operational support to customers, including flight crews and maintenance services. The Company has its headquarters in Williamsburg, Virginia and has identified hangar space in Brunswick, Maine to provide facilities for production and logistical support. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses. Anticipated contracts are large and the periods of performance are long.

Results of Operations

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours) and revenues earned from the provision of leased aircraft (which are based on actual aircraft flight hours). In addition, Tempus has been named as the preferred bidder for a contract to provide intelligence, surveillance and reconnaissance (“ISR”) aircraft to a NATO member country. The Company regularly engages in marketing and negotiation efforts and submits bids with the aim of converting current business opportunities into signed contracts and identifying and developing new business opportunities. The Company expects to be able to make public announcements from time to time as and when it is able to enter into additional, material contracts with customers.

As a result of the Business Combination, which was consummated on July 31, 2015, we have begun to, and expect to continue to, incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance); increased sales, marketing and business development efforts; increased professional services, recruiting, salaries and benefits and facility costs; and other expenses.

Three and Nine Months Ended September 30, 2015

Revenues

Revenues were $2,948,958 for the three months ended September 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues during this period. One customer represented 61%, of our revenues while a second customer represented 37% of our revenues.

Revenues were $8,808,064 for the nine months ended September 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 58%, of our revenues while a second customer represented 34% of our revenues.

The table below sets forth the amount and type of revenues we recognized for the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015		2015
Provision of aircraft to U.S. government agency	$1,101,857	37%	$2,951,494	34%
BBJ & Global Express management contracts	1,786,175	61%	5,071,700	58%
Other flight support services	60,926	2%	784,870	8%
	$2,948,958	100%	$8,808,064	100%

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2015 was $3,257,295, which represented 110.5% of revenues. The Company’s gross loss was ($308,337) or -10.5% of revenues for the three months ended September 30, 2015.

Cost of revenues for the nine months ended September 30, 2015 was $8,265,427, which represented 93.4% of revenues. The Company’s gross profit was $542,637 or 6.2% of revenues for the nine months ended September 30, 2015.

Selling, general and administrative.

Selling, general and administrative expenses were $1,177,479 for the three months ended September 30, 2015, which represented 39.9% of revenues for this period.

Selling, general and administrative expenses were $2,128,804 for the nine months ended September 30, 2015, which represented 24.2% of revenues for this period.

Other Income (Expense)

Other income was $30,957 for the three months ended September 30, 2015 and $15,730 for the nine months ended September 30, 2015.

Net Income

Net loss for the three months ended September 30, 2015 was $1,454,859. Net loss for the nine months ended September 30, 2015 was $1,570,437.

Liquidity and Capital Resources

As of September 30, 2015, we had a cash and cash equivalents of $3,817,529. We held restricted cash of $1,100,000 consisting of $350,000 in the form of a certificate of deposit that secures credit card borrowings and $750,000 in the form of a certificate of deposit that secures a bid bond for a submitted proposal. Credit card borrowings outstanding as of September 30, 2015 totaled $104,280.

Our working capital as of September 30, 2015 was $3,248,952 equal to the difference between our total current assets of $6,064,068 as of that date and our total current liabilities of $2,815,116 as of that date.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs.

Off-Balance Sheet Arrangements

None.

Distributions

For the nine months ended September 30, 2015, Tempus, prior to the date of the Business Combination, made total distributions to one of its members in the amount of $309,015.

Contractual Obligations

We have an operating lease obligation totaling $8,645 per month for our headquarters lease. This lease runs through February 28, 2016.

We have operating leases on three aircraft, as outlined below, used in the provision of aviation services to our customers in the United States and overseas. These aircraft are owned by TIH, which is controlled by John G. Gulbin III, a member of our Board of Directors.

			Monthly
	Start		Lease
Aircraft	Date	Term	Payment
Bell 412 – N80701	9/1/15	One Year	$25,000
Cessna Caravan 208B – N583JH	9/1/15	One Year	$18,000
Pilatus PC-12 – N840AG	9/1/15	One Year	$20,000

Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the year ended December 31, 2014 and the nine months ended September 30, 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination, which reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

Principles of Consolidation

The consolidated financial statements include the accounts of Tempus Holdings and its subsidiaries. Significant inter-entity accounts and transactions have been eliminated.

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

Income Tax

The Company follows the reporting requirements of FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes deferred tax assets or liabilities based on differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts calculated on enacted tax laws and rates applicable to the periods in which the differences are expected to be ultimately realized.

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized.

Tempus, a limited liability company, was the acquiror in the Business Combination; therefore,Tempus’ taxable income or loss for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) is allocated to its members in accordance with its operating agreement and is reflected in the members’ income taxes. The members' income tax filings are subject to audit by various taxing authorities depending on their physical residence. All members reside in the United States of America.

The accompanying consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 (the effective date of the Business Combination) through September 30, 2015.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes. No aircraft modification contracts were in progress during the nine months ended September 30, 2015. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable.

Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight-line basis over the term of the leases.

Fair Value of Financial Instruments

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the accompanying balance sheets.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the nine months ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in the section titled “Risk Factors” in the Form S-4.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2015, we entered into, and consummated the transactions contemplated by, the Securities Purchase Agreement (the “Securities Purchase Agreement”) with CAG, Joseph Wright and Cowen, pursuant to which, subject to the terms and conditions set forth therein, these investors acquired from us, for an aggregate purchase price of $1 million, (i) an aggregate of 250,000 shares of common stock, (ii) Series A-3 Warrants to acquire an aggregate of 187,500 shares of common stock or Preferred Stock, which we refer to as the Series A-3 Warrants, and (iii) Series B-3 Warrants to acquire an aggregate of 62,500 shares of common stock or Preferred Stock, which we refer to as the Series B-3 Warrants (we refer to the securities described in clauses (i) through (iii), collectively as the Purchased Securities). Of the Purchased Securities, (x) CAG acquired 154,168 shares of common stock, 115,626 Series A-3 Warrants and 38,542 Series B-3 Warrants; (y) Mr. Wright acquired 8,332 shares of common stock, 6,249 Series A-3 Warrants and 2,083 Series B-3 Warrants; and (z) Cowen acquired 87,500 shares of common stock, 65,625 Series A-3 Warrants and 21,875 Series B-3 Warrants.

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

10.2	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and TAS Financing Sub Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.3	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and each Affiliate Investor (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

Exhibit Number	Description
10.4	Form of Registration Rights Agreement, dated as of July 31, 2015, by and among Tempus Applied Solutions Holdings, Inc. and the stockholders of Tempus Applied Solutions Holdings, Inc. named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 6, 2015)

10.5	Registration Rights Agreement, dated as of December 13, 2012, by and among Chart Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Chart Acquisition Corp. on December 19, 2012)

10.6	Form of First Amendment to Registration Rights Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp. and certain initial investors (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Chart Acquisition Corp. on June 11, 2015)

10.7	Form of Second Amendment to Registration Rights Agreement, dated as of July 31, 2015, by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC, Joseph Wright and the other holder parties thereto (incorporated by reference to Exhibit 10.14 to the Form 8-K filed by the registrant on August 6, 2015)

10.8	Form of Third Amendment to Registration Rights Agreement, dated as of August 14, 2015, by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC, Joseph Wright and the other holder parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 17, 2015)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: November 9, 2015	/s/ R. Lee Priest, Jr.
R. Lee Priest, Jr. Chief Financial Officer (Principal financial and accounting officer)