Form 10-K
period 2015-12-31
Tempus Applied Solutions Holdings, Inc.
filed 2016-03-25
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-201424

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2599251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

133 Waller Mill Road Williamsburg, Virginia	23185
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 300-8242

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:
Common Stock, par value $0.0001 per share
Warrants to purchase one share of Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

The common stock and public warrants of the registrant commenced publicly trading on August 4, 2015. Accordingly, there was no public market for the registrant’s common equity as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 24, 2016, there were 9,720,218 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our business strategy, plans and objectives, expected or contemplated future operations, hopes, beliefs and intentions. In addition, any statements that refer to projections, forecasts or other characterizations or predictions of future events or circumstances, including any underlying assumptions on which such statements are expressly or implicitly based, in whole or in part, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

PART I

Item 1.     Business

Background

On July 31, 2015, pursuant to an Agreement and Plan of Merger, dated as of January 5, 2015, as amended (the “Merger Agreement”), by and among Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”); Chart Acquisition Corp. (“Chart”); Tempus Applied Solutions, LLC (“Tempus”); the holders of Tempus’ membership interests named in the Merger Agreement (the “Members”); Benjamin Scott Terry and John G. Gulbin III, together, in their capacity under the Merger Agreement as the representative of the Members for the purposes set forth therein (the “Members’ Representative”); Chart Merger Sub Inc.; Chart Financing Sub Inc.; TAS Merger Sub LLC; TAS Financing Sub Inc.; Chart Acquisition Group LLC, in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Members and their successors and assigns) in accordance with the terms thereof (the “Chart Representative”); and, for the limited purposes set forth therein, Chart Acquisition Group LLC (“CAG”), Joseph Wright and Cowen Investments LLC (“Cowen”):

i.          Chart Financing Sub Inc. and Chart Merger Sub Inc. merged with and into Chart, with Chart continuing as the surviving entity,

ii.         TAS Financing Sub Inc. and TAS Merger Sub LLC merged with and into Tempus, with Tempus continuing as the surviving entity, and

iii         each of Chart and Tempus became wholly owned subsidiaries of the Company.

We refer to the transactions contemplated by the Merger Agreement as the “Business Combination”.

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively as the Financing, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus, whom we refer to as the New Investors; aggregate cash investments of $5.0 million by CAG, Mr. Wright and Cowen, whom we collectively refer to as the Chart Affiliate Investors; and a cash investment of $500,000 by the Chief Financial Officer of Tempus (through his individual retirement account), whom we refer to in such capacity as the Tempus Affiliate Investor. We refer to the Tempus Affiliate Investor and the Chart Affiliate Investors together as the Affiliate Investors, and we refer to the Affiliate Investors and the New Investors together as the Investors.

In the Business Combination, the Members received 3,642,084 shares of our common stock, or the Merger Shares, in exchange for all of the issued and outstanding membership interests of Tempus. The number of Merger Shares received reflected a downward merger consideration adjustment (in accordance with the Merger Agreement) of 57,916 shares of our common stock, based on Tempus’ estimated working capital and debt as of the closing of the Business Combination. In addition, pursuant to the earn-out provisions of the Merger Agreement, the Members have the right to receive up to an additional 6,300,000 shares of our common stock upon the achievement of certain financial milestones, which shares are referred to as the Earn-out Shares.

Additionally in the Business Combination, Chart stockholders and Chart warrant holders received shares of our common stock and warrants to purchase shares of our common stock in exchange for their existing shares of Chart common stock and existing Chart warrants, on a one-for-one basis. We refer to the warrants we issued in exchange for Chart warrants as the “IPO Warrants”. The issuance of our common stock and IPO Warrants to former holders of Chart common stock and warrants in connection with the Business Combination was registered under the Securities Act of 1933, as amended, referred to as the Securities Act, pursuant to a registration statement on Form S-4 (File No. 333-201424), referred to as the Form S-4, filed with the United States Securities and Exchange Commission, referred to as the SEC, and declared effective on July 17, 2015.

In connection with the Business Combination, (i) the Affiliate Investors received an aggregate of 1,375,000 shares of our common stock, 1,031,250 Series A-2 Warrants to purchase common stock or Preferred Stock, which we refer to as Series A-2 Warrants, and 343,750 Series B-2 Warrants to purchase common stock or Preferred Stock, which we refer to as Series B-2 Warrants, (we refer to the securities described in this clause (i) collectively as the Affiliate Investor Securities) and (ii) the New Investors received an aggregate of 1,255,265 shares of our common stock, 1,369,735 shares of our Preferred Stock, 1,968,750 Series A-1 Warrants and 656,250 Series B-1 Warrants (we refer to the securities described in this clause (ii) collectively as the New Investor Securities, and we refer to the Affiliate Investor Securities and the New Investor Securities collective as the Financing Securities).

On August 14, 2015, we entered into, and consummated the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with CAG, Mr. Wright and Cowen, pursuant to which, subject to the terms and conditions set forth therein, these investors acquired from us, for an aggregate purchase price of $1 million, (i) an aggregate of 250,000 shares of common stock, (ii) Series A-3 Warrants to acquire an aggregate of 187,500 shares of common stock or Preferred Stock, which we refer to as the Series A-3 Warrants, and (iii) Series B-3 Warrants to acquire an aggregate of 62,500 shares of common stock or Preferred Stock, which we refer to as the Series B-3 Warrants (we refer to the securities described in the foregoing clauses (i) through (iii), collectively, as the Purchased Securities). Of the Purchased Securities, (x) CAG acquired 154,168 shares of common stock, 115,626 Series A-3 Warrants and 38,542 Series B-3 Warrants, (y) Mr. Wright acquired 8,332 shares of common stock, 6,249 Series A-3 Warrants and 2,083 Series B-3 Warrants, and (z) Cowen acquired 87,500 shares of common stock, 65,625 Series A-3 Warrants and 21,875 Series B-3 Warrants.

Overview

The following describes the business historically operated by Tempus Applied Solutions LLC and its subsidiaries under the “Tempus” name as an independent enterprise prior to the Business Combination and operated by Tempus Applied Solutions Holdings, Inc. and its subsidiaries, including Tempus Applied Solutions LLC, after the Business Combination.

We provide turnkey flight operations; customized design, engineering and modification solutions; and training services that support critical aviation mission requirements for such customers as the U.S. Department of Defense (the “DoD”), U.S. intelligence agencies, foreign governments, heads of state and high net worth individuals worldwide. Our management and employees have extensive experience in the design and implementation of special mission aircraft modifications related to intelligence, surveillance, and reconnaissance (“ISR”) systems, new generation command, control and communications systems and VIP interior components; the provision of ongoing operational support, including flight crews, maintenance and other services to customers; and the operation and leasing of corporate, VIP and other specialized aircraft.

Our principal areas of expertise include:

●	Flight Operations: turnkey flight operations and related support services required by the customer for the ultimate successful execution of its mission, including leasing, planning, maintenance, training, logistics support and other support services; and

●	Design, Engineering and Modification: the modification of aircraft for airborne research and development, the addition and upgrading of ISR and electronic warfare capabilities and wide body aircraft VIP interior conversions.

We operate out of our corporate headquarters in Williamsburg, Virginia. Additionally, we have identified hangar space in Brunswick, Maine which will provide the required facilities for production and logistic support for our customers.

Industry

Our industry and target markets are largely influenced by the DoD budget and overall trends in the commercial aircraft and business jet markets.

Defense

The DoD fiscal year 2017 budget request is approximately $582.7 billion, representing marginal change from the fiscal year 2016 enacted budget of $580.3 billion. The fiscal year 2017 budget request reflects recent strategic threats and changes that have taken place in Asia, the Middle East and Europe. Russian aggression, terrorism by the Islamic State of Iraq and the Levant (“ISIL”) and others, and China’s island building and claims of sovereignty in international waters all necessitate changes in strategic outlook and operational commitments. In addition threats and actions originating in Iran and North Korea may negatively affect the interests of the U.S and its allies. The DoD uses a wide range of systems to provide such information in peacetime and in conflict situations. Many of these systems include manned and unmanned airborne ISR platforms, which the DoD will continue to equip with new and better sensors for any operational environment. Specifically, the U.S. Special Operations Command, or SOCOM, relies upon a number of ISR platforms to help ensure the success of its missions.

Commercial Aircraft

Commercial aircraft and business jet activity continues to rebound from the financial crisis. According to the International Air Transport Association, international passenger air traffic increased 5.5% year-over-year as of October 2014 compared to the same period in 2013. Business jet deliveries grew 2% in the third quarter of 2014 compared to the same period in 2013, with the top five major business jet original equipment manufacturers plus Airbus and Boeing delivering 141 aircraft. Business jet usage continues to show steady improvement as U.S. business jet flight operations have grown 6.5% year-over-year as of September 2014.

Aircraft Leasing

The U.S. government has adopted a strategy of employing the custom integration of sensors and command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions into existing aircraft to support intelligence and communication activities in forward deployed areas. According to the U.S. Government Accountability Office, the U.S. government owns and leases over 1,700 aircraft, which play a critical role in supporting various agencies’ mission-related responsibilities and operations. As acquisition and procurement budgets have tightened, government customers have increasingly turned to contract leasing solutions through operations and maintenance funding to reduce up-front cost and “red tape” associated with large procurement processes.

Maintenance and Modifications

We expect a significant number of retrofit modifications to be required for high end corporate aircraft as a result of recently initiated government regulatory requirements. In 2013, the Federal Aviation Administration (FAA) instituted a mandate requiring the installation of Future Air Navigation Systems (FANS) 1/A and Automatic Dependent Surveillance-Broadcast (ADS-B) technology on aircraft flying in the North Atlantic Track System (NATS), European and American airspace.

Competitive Strengths

Industry-Leading Expertise

Our executive management team possesses over 40 years of combined experience in the special mission aircraft industry. The team brings a broad deal-sourcing network of trusted relationships within the U.S. government, a blend of asset knowledge and technical expertise and a track record of realizing proceeds from investments through a number of exit alternatives. Since 2009, our executive team has won and led contracts with U.S. government end users in excess of $500 million. Our network of highly trained and experienced technicians offers complex design and engineering capabilities, with expertise covering a wide range of aircraft platforms, and has successfully completed projects with strict parameters and specifications for the U.S. government. Our network of highly trained personnel have designed, integrated, and certified more than 70 aircraft, modified to conduct special mission operations in some of the most remote and harsh environments globally.

Leasing Solution Aligned with the DoD’s Aircraft Utilization Strategy

Downward pressure on acquisition/procurement budgets has made the acquisition of assets difficult for U.S. government agencies seeking customized C4ISR solutions. The rapid advancement of technology will continue to force these agencies to move to a contract leasing model for aviation assets operated according to FAA standards. We are well-positioned to capitalize on this shifting strategy by offering a leasing solution of repurposed aircraft with advanced intelligence, surveillance and reconnaissance equipment as well as new generation command, control and communications systems for expeditionary use in forward deployed areas. By taking advantage of the commercial support network for popular business aircraft with a significant worldwide installed base, our solutions allow U.S. government contractors and their end customers to avoid replicating expensive logistics support tails, which can be costly and highly inefficient for smaller numbers of aircraft.

Significant Barriers to Entry

Significant entry barriers exist in our business and market due to the knowledge, regulatory licensing and capital required to purchase, modify, and maintain specialized aircraft assets. Our management team maintains a deep knowledge of both the commercial aviation and U.S. government special mission aircraft industry, which allows us to mobilize customized solutions that meet the specifications of our customers. Our personnel have earned the security clearances required to support various agencies within the DoD and intelligence community. Our leasing model is well-positioned to be of benefit to U.S. government contractors that generally have not wanted to own or manage aircraft assets due to their unwillingness to carry high levels of capital assets. Traditional leasing firms do not hold the requisite expertise, market knowledge or security clearances to address the unique U.S. government end customer.

High Switching Costs for Customers

Our strategy is to integrate, and then provide ongoing operational services for, aircraft that will be subject to extensive non-flight-related modifications, including VIP passenger accommodations for commercial customers and surveillance and communication technology for U.S. government end users. These solutions are highly engineered and place high switching costs on the customer due to the modification costs, which can total up to 50% - 200% of the base value of the aircraft, and prolonged aircraft downtime, typically 6 to 18 months, associated with modifying and outfitting an aircraft with the desired equipment. The combination of additional cost and increased time on the ground mitigates contract recompete risk for us.

Secure, State-of-the-Art Facilities Strategically Located in Brunswick, ME

We have identified hangar space in Brunswick, Maine which provides the required facilities for production and logistic support for our customers. The secure hangar facilities, with access to secure, compartmentalized information facilities, are strategically located on the Eastern seaboard, an area with a highly skilled labor force well suited to work on large structures in interior spaces, given the region’s experience with shipbuilding. This location affords us the ability to more cost effectively accommodate systems integration requests internationally. The air station maintains runways and taxiways certified for B-747, A-340, and C-5 aircraft, which will allow us to provide systems integration and modification services on wide body aircraft.

Business Model Provides High Risk-Adjusted Returns

Our business model allows us to achieve monthly lease rate factors ranging from 1.3% to 2.5%, compared to typical commercial monthly lease rate factors of less than 1.0%. The experience and track record of management in this market allow for attractive pricing, as risks are well understood and adequately mitigated. We seek to employ conservative leverage, secured by modified aircraft assets under contract with end users, to be backed by cash flows that can support both interest payments and future investment in the business.

Meaningful Marketing and Cross- Selling Opportunities within Targeted Customer Base

Our strategy of providing turnkey and customized design, engineering, modification and integration services and operations solutions that support aircraft critical mission requirements helps position us to meet other aviation needs of our customers. For example, we expect to be able to procure or broker an underutilized and undervalued asset for a customer and develop the engineering and perform the modifications required to repurpose the aircraft. Once complete, we may sell or lease the repurposed aircraft to the end customer. Ideally, we will modify an aircraft for an operationally specific purpose, after which the customer will hire us to assist in an operational capacity. Cross-selling opportunities such as these should allow us to maintain and expand business with existing customers as well as procure new customers.

Growth Strategy

Re-enter the Market for Turnkey Solutions for Government Customers

Our CEO, Mr. Terry, has previously run, grown and sold two companies that provided turnkey commercial aviation services for government customers, Flight International and Orion Air Group Services (“Orion”). Upon the sale of Orion, which was founded by Mr. Terry, he entered into a non-compete agreement which has expired. Our management and employees retain extensive relationships in the previously restricted market.

Continued Additions of Complementary Capabilities

We plan to opportunistically add related capabilities within target end-markets, including through acquisitions.

Capitalize on the Increased Demand for Special Mission Modifications and Aircraft Leasing Solutions

The majority of our aircraft will be modified and equipped to perform C4ISR missions, logistics and training support for U.S. government contractors and commercial customers. We expect to maintain our competitive advantage of offering a contract leasing model for aviation assets due to continued downward pressure on acquisition and procurement budgets. The DoD and other U.S. government customers have found contract leasing solutions to be a more nimble procurement method than large aircraft acquisitions.

Expand into International Markets

International markets provide attractive opportunities for both leased and managed aircraft. International lease programs tend to be more comprehensive than domestic opportunities and guaranteed for longer terms, as many international governments are not bound by the one-year budget cycle of the U.S. government’s appropriations process. Aircraft management customers with significant international flight operations are attractive to us, given their requirements for long-range and expensive aircraft.

Address Key Aviation Regulatory Mandates with Design and Engineering Capabilities

Regulatory mandates for FANS 1/A began in 2013 in the U.S and abroad, and will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. NATS will require FANS 1/A technology at optimum altitudes, expanding to most of the North Atlantic airspace by 2017. Non-compliant aircraft will be prohibited from this airspace, increasing total trip distance, time, fuel emissions and operating costs. We have proactively expanded our design and engineering capabilities relating to FANS 1/A, providing legacy Gulfstream aircraft owners a fully integrated approach to becoming compliant.

Opportunistically Invest in Aircraft

We will draw on years of experience to identify transactions that offer the opportunity to realize superior returns over the life of an aircraft and benefit from the arbitrage gained from transitioning and modifying idle or undervalued aircraft into configurations that provide valuable services to the owner or end user. We seek aircraft investments that have the following characteristics:

●	Aircraft under contract to the U.S. or foreign government agencies;

●	Business aircraft expected to retain attractive residual value;

●	Business aircraft supported by an efficient worldwide commercial infrastructure ; and

●	Highly modified business aircraft.

Capabilities

Flight Operations

Our personnel have extensive experience providing clients with 24/7/365 dispatch and operations center services. Our comprehensive aviation services include head of state/head of agency transportation, personnel recovery and extraction, fueling, international handling, permits, weather, flight planning, customs clearance and training. In addition, we provide a range of aircraft, crew, maintenance & insurance (“ACMI”) services to high net worth and government clients.

Design and Engineering

Our personnel have differentiated aerospace design and engineering capabilities, which provides us with the ability to design FAA-certified airworthy solutions tailored to the specifications of the end customer to include airborne research and development, command and control, communications interoperability and relay, electronic warfare/threat simulation and ISR. We offer major interior completion projects, including design and materials specifications, renderings and layout of passenger accommodations. FAA-licensed designated engineering representatives assist with project-specific and conformity plans to ensure FAA approval of new technology installations.

Representative Experience of our Personnel

Special Mission Modification and Aircraft Leasing

●	Providing three Pilatus PC-12s with advanced ISR equipment for deployment in Africa, in 56 days.

●	Providing Bombardier Global Express aircraft with advanced ISR equipment for the U.S. Air Force.

Wide Body Aircraft VIP Interior Conversions

●	Boeing 777 for head of state.

●	Airbus A-340 for corporate client.

Customers

We market to a global customer base of U.S. and foreign governments, corporations, heads of state, high net worth individuals and others. Customers and prospective customers include agencies in the U.S. intelligence community, the DoD, the U.S. Air Force, Army and Navy, the U.S. Department of Homeland Security and large prime U.S. government contractors.

Competition

We believe that our expertise, certifications and U.S. government security clearances allow us to compete effectively within our target markets. In the special mission modifications and leasing markets, we compete with companies that provide ISR and data acquisition modification solutions to both turboprop and business jet aircraft for government customer users. These companies include Alliant Techsystems, Dynamic Aviation, L-3 Communications, Field Aviation, Israel Aerospace Industries and Sierra Nevada. Within the design and engineering market, we compete with companies that have wide body completion data licenses, including Associated Air Center, Comlux, Greenpoint and Jet Aviation.

Employees

We currently have 38 employees, including 32 in operational roles and six in executive and administrative roles.

Item 1A. Risk Factors

The following risk factors apply specifically to an investment in our securities. You should carefully consider the following risk factors in addition to the other information included herein, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with our financial statements and related notes included elsewhere herein.

Risk Factors Relating to Our Business and Industry

We have a limited operating and financial history, and our financial information to date does not necessarily indicate with accuracy what our results of operationswill be in future periods or our future financial condition.

We have only a limited operating and financial history and limited revenues. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current and future products. Therefore, our financial information to date does not necessarily indicate with accuracy what our results of operations will be in future periods or our future financial condition.

Our future growth and profitability will depend on our ability to enter into, and effectively and profitably perform our obligations under contracts to provide turnkey and customized design, engineering, modification and integration services and operations solutions that support aircraft critical mission requirements.

Our future growth and profitability will depend on our ability to source and enter into contracts to provide turnkey and customized design, engineering, modification and integration services and operations solutions that support aircraft critical mission requirements; to build a sufficient pipeline of such future contracts to maintain our business on a manageable financial and growth path; to maintain our current staff and expand it in the future in order to have the design and engineering skills and experience necessary to perform under such contracts; to secure the locations, supplies and equipment, and in many cases the financing and aircraft, necessary to perform our obligations under such contracts; and to effectively and profitably complete our obligations under such contracts, in order to be fully paid on our contracts, win repeat business and expand our business to new customers. Sourcing contracts requires a network of effective relationships in U.S. and foreign military, government and business circles, and there can be no assurance our relationships will be sufficient to provide us with sufficient contracts. Performance under such contracts requires having skilled and experienced individuals and sufficient security clearances at facility and individual levels, and there can be no assurance we will be able to maintain a sufficiently able workforce or the security clearances necessary to undertake many of the contracts we are targeting. Our ability to perform effectively and profitably under such contracts will be subject to a number of risks common to long-term, customized, complex and expensive contracting operations, including risks of delay in sourcing components, aircraft, sub-contractors or financing; risks of cost overruns; risks of change orders that substantially further complicate or delay contract performance; and risks of government audits and payment clawback demands coming late in the course of or after the completion of contracts. There can be no assurance that we will be able to secure, execute on and prosper from contracts to provide the turnkey and customized design, engineering, modification and integration services and operations solutions we aim to provide.

Our future growth and profitability will depend on our ability to enter into contracts with customers such as the DoD, U.S. intelligence agencies, foreign governments, heads of state and others, some or all of which may be difficult customers to satisfy and secure payment from, for a variety of reasons.

Some or all of our target customers, such as the DoD, U.S. intelligence agencies, foreign governments and heads of state, may be difficult customers to satisfy and secure payment from, for a variety of reasons. Government customers may be slow to make decisions as to whether to hire us, may subject our bids and proposals to extensive regulatory and other processes and procedures, may pay us on schedules that they set and which we have little power to negotiate, may generate multiple and excessive change orders, will often impose security requirements on our facilities and personnel, may have their decisions reversed at later times for political rather than business considerations and may retain the right to audit our performance and withhold or claw back payments for a significant amount of time after we have completed or substantially completed our performance. Customers who are heads of state may present many of the same risks, as well as additional risks that may arise from having decisions made by a powerful individual or group of individuals subject to few institutional constraints. In all events, it may be difficult for us to enforce our contractual rights against any such customers cost-effectively, if at all. There can be no assurance that the difficulties in providing goods and services to such customers will not substantially outweigh the benefits to be derived from winning their business.

Defaults by one or more of our significant customers would negatively affect our financial condition, cash flow and results of operations.

The aviation industry is cyclical, economically sensitive and highly competitive. Our customers are affected by fuel prices and shortages, political and economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events negatively affecting the world, particular countries or regional markets. Our customers’ abilities to react to and cope with the volatile competitive environments in which they operate, as well as our own competitive environment, will likely affect our revenues and income. The loss of one or more of our significant customers or their inability to make payments to us due to financial difficulties, bankruptcy or otherwise could have a material negative effect on our financial conditions, cash flow and earnings.

Changes in levels of U.S. government defense spending or overall acquisition priorities could negatively affect our financial condition and results of operations.

We anticipate that a substantial portion of our revenue will be derived, directly or indirectly, from the U.S. government, primarily from defense related programs with the DoD. Levels of U.S. defense spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary delays and constraints have already resulted in reduced spending levels, and additional reductions may be forthcoming. It is likely that U.S. government discretionary spending levels will continue to be subject to significant pressure, including risk of future sequestration cuts.

In addition, there continues to be significant uncertainty with respect to program-level appropriations for the DoD and other government agencies within the overall budgetary framework described above. We also expect that ongoing concerns regarding the U.S. national debt will continue to place downward pressure on DoD spending levels. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial condition and/or cash flows.

As a result of the significant ongoing uncertainty with respect to both U.S. defense spending levels and the nature of the threat environment, the DoD may continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we cannot adjust successfully to these changing acquisition priorities as they occur and/or if we fail to meet affordability targets set by the DoD, our revenues and market share would be further impacted.

We intend to conduct a significant portion of our business pursuant to government contracts, which are subject to unique risks, including the following:

Sales to governments are typically subject to extensive procurement regulations, and changes to those regulations could increase our costs.  Compliance with existing procurement regulations, and changes to existing requirements, could cause us to incur significant compliance costs or otherwise reduce our operating margins. Changes to these requirements may result in increased compliance costs, and we could be subject to additional costs in the form of withheld payments or reduced or terminated business if we fail to comply. Compliance costs attributable to current and potential future procurement regulations could negatively affect our financial condition and operating results.

Contracts with governments may require us to obtain and maintain certain security clearances, and failure to do so may have a negative impact on our financial condition and operating results. We expect that certain of the government contracts we enter into, including U.S. government contracts, will require our employees to obtain and maintain various levels of security clearances, and for us to obtain and maintain certain facility-level clearances. Complex regulations and requirements apply to obtaining and maintaining personnel and facility security clearances, and obtaining such clearances can be a lengthy process. To the extent we are not able to obtain or maintain personnel or facility security clearances, we also may not be able to seek or perform classified contracts. We may not be able to maintain or grow our business, which could negatively affect our financial condition and operating results.

The government contracting party may modify, curtail or terminate one or more of the contracts we enter into with a particular government agency.  The government contracting party may modify, curtail or terminate any contracts and subcontracts with us, without prior notice and either at its convenience or for default based on performance. In addition, funding pursuant to any government contract may be reduced or withheld, including in the U.S. as part of the U.S. Congressional appropriations process, due to fiscal constraints, changes in national security strategy or priorities or other reasons. Further uncertainty with respect to ongoing programs could also result in the event that the government finances its operations through temporary funding measures, such as the “continuing resolutions” used by the U.S. Congress, rather than longer-term appropriations. Any loss or anticipated loss or reduction of expected funding or modification, curtailment, or termination of one or more large government programs could have a material adverse effect on our earnings, cash flow and financial condition.

We may be subject to government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts.  Government agencies, including in the U.S. the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors. These agencies may review our performance under contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of and our compliance with our internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract could be deemed non-reimbursable, and to the extent already reimbursed, might need to be refunded. Any inadequacies in our systems or policies could result in withholdings on billed receivables, penalties and reduced future business. Furthermore, if any audit, inquiry or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with that government. We could also suffer reputational harm if allegations of impropriety were made against us, which could adversely affect our operating performance and could result in additional expenses and possible loss of revenue, even if such allegations were later determined to be false.

We may enter into fixed-price contracts, which could subject us to losses if we have cost overruns.

From time-to-time we may enter into fixed-price contracts. While firm fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or the incurrence of losses if we are unable to achieve required or targeted financial or performance levels. If our estimated costs exceed our estimated price, we could recognize reach-forward losses, which could significantly affect our reported results. The process of estimating costs and revenues on long-term, fixed-price contracts is inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and can have significant impacts on margins. In addition, some contracts may have specific provisions relating to cost, schedule and performance. Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts, since development programs can have highly complex design requirements. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our results of operation and financial condition.

We may enter into cost-type contracts, which also carry risks.

From time-to-time we may enter into cost-type contracting arrangements. These could include development programs that have complex design and technical challenges. These cost-type programs would typically have award or incentive fees that are subject to uncertainty and may be earned only over extended periods. In these cases, the associated financial risks include reduced fees, lower profit rates or program cancellations if cost, schedule or technical performance issues arise.

Given the limited potential customers for our products and services, the loss of any relationships with customers could have a material adverse effect on our business, financial condition and results of operations.

We anticipate having a very limited customer base, which will include various governmental entities. With this anticipated customer base, and particularly with respect to dealings with the U.S. government and other governmental entities, our reputation is very important. If a customer has a dispute with us or is not satisfied with our products or services, our reputation may be damaged, which could lead to the loss of existing customers as well as a loss of future referrals or potential customers, any of which could adversely affect our financial conditions, results of operations, and cash flows.

In addition, we anticipate that our contracts with certain customers may be relatively large, such that certain individual contracts may, by themselves, be material to our revenue, results of operations and cash flows. Accordingly, the termination by a customer of a large individual contract either prior to the expiration of the contract term, to the extent permitted, or upon the contract’s expiration through a failure by the customer to extend, renew, renegotiate or replace such contract, could have a material adverse effect on our revenue, results of operations, and cash flows.

We will have additional risks associated with our foreign operations.

We intend to operate internationally, including through contracts with foreign governmental entities. Ownership of property interests and operations in areas outside the United States are subject to various risks inherent in foreign operations. These risks may include:

●	currency restrictions and exchange rate fluctuations;

●	political and economic instability, and loss of revenue, property and equipment as a result of expropriation, nationalization, war or insurrection;

●	increases in taxes and governmental royalties;

●	possible unilateral cancellation or forced re-negotiation of contracts with governmental entities and quasi-governmental agencies;

●	uncertainty regarding the enforceability of contractual rights and judgments;

●	changes in laws and policies governing our foreign operations;

●	labor problems; and

●	other uncertainties arising out of foreign governmental sovereignty and jurisdiction over our operations.

Our international operations may also be adversely affected by the laws and policies of the United States affecting foreign trade, taxation, investment and foreign corrupt practices. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

If we are unable to manage our anticipated sales growth effectively, our business, financial condition and results of operations could be adversely affected.

If we fail to manage growth, our financial results and business prospects may be harmed. To manage our growth and to execute our business plan efficiently, we will need to institute effective operational, financial and management controls, as well as reporting systems and procedures. We must also effectively expand, train and manage our employee base. We cannot assure you that we will be successful in any of these endeavors.

Our ability to deliver products and services that satisfy customer requirements will be heavily dependent on the performance of subcontractors and suppliers, as well as on the availability of raw materials and other components.

We will rely on other companies including subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. In addition, if one or more of the raw materials, components or sub-assemblies on which we depend becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted cost. In some instances, we may depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control or as a result of performance problems, financial difficulties or otherwise, could have a material adverse effect on our ability to meet commitments to our customers or could increase our operating costs.

We expect to use estimates in accounting for many contracts and programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, estimating revenues and costs and making assumptions for schedule and technical issues. Due to the anticipated size and nature of our contracts and programs, the estimation of total revenues and cost at completion could be complicated and subject to many variables. Assumptions will have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and employee benefits, material prices and allocated fixed costs. Incentives or penalties related to performance on contracts will need to be considered in estimating sales and profit rates, and recorded when there is sufficient information for us to assess anticipated performance. Because of the significance of these judgments and estimation processes, materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our financial performance.

Our future growth and profitability will depend on our ability to lease or otherwise acquire aircraft and other aviation assets.

Growth through future acquisitions of additional aircraft and other aviation assets requires the availability of capital. Even when capital is available, the market for aircraft is cyclical, sensitive to economic instability and extremely competitive, and we may encounter difficulties in leasing or otherwise acquiring aircraft on favorable terms or at all, which could reduce our acquisition or contracting opportunities or cause us to pay higher prices. A significant increase in market interest rates would make it more difficult for us to make acquisitions that would increase our cash flows. Any acquisition of aircraft or other aviation assets may not be profitable to us after the acquisition of such asset and may not generate sufficient cash flow to justify our investment. In addition, the acquisition of aircraft or other aviation assets may expose us to risks that may harm our business, financial condition, results of operations or cash flows, including risks that we may:

●	impair our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions and investments;

●	significantly increase our interest expense and financial leverage to the extent we incur additional debt to finance acquisitions and investments;

●	incur or assume unanticipated liabilities, losses or costs associated with the assets that we acquire or investments we make; or

●	incur other significant charges, including asset impairment or restructuring charges.

If we experience abnormally high maintenance or obsolescence issues with any aircraft or aviation assets that we acquire, our financial results and growth could be materially adversely affected.

Unlike new aircraft, used aircraft typically do not carry warranties as to their condition. As a result, we may not be able to claim any warranty related expenses on used aircraft that we acquire. Although we may inspect an existing aircraft and its documented maintenance, usage, lease and other records prior to acquisition, we may not discover all defects during an inspection. Repairs and maintenance costs for existing aircraft are difficult to predict, generally increase as aircraft age and can be adversely affected by prior use. These costs could reduce our cash flow and liquidity.

In addition, aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete and less in demand over time as newer, more advanced aircraft are manufactured. By acquiring existing aircraft, we have greater exposure to more rapid obsolescence, particularly if there are unanticipated events shortening the life cycle of such aircraft, such as changes in government regulations or changes in our customers’ preferences. This may result in a shorter life cycle for our fleet and, accordingly, declining lease rates, impairment charges, increased depreciation expense or losses, including losses related to aircraft asset value guarantees if we were to provide such guarantees.

Further, variable expenses like fuel, crew size, aging aircraft corrosion control and modification programs and changes in airworthiness directives could make the operation of older aircraft more costly to our customers and could result in increased customer defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Any of these expenses or costs would have a negative impact on our financial results.

Our business is affected by general economic and financial conditions which could adversely affect our results of operations.

Our business and results of operations will be significantly affected by general business, financial market and economic conditions. The worsening of economic conditions, particularly if combined with high fuel prices, may have a material adverse effect on our customers’ ability to meet their financial and other obligations under our service contracts and operating leases, which, if our customers default on their obligations to us, could have a material adverse effect on our cash flow and results of operations. General business and economic conditions that could affect us include interest rate fluctuations, inflation, unemployment levels, bankruptcies, demand for passenger and cargo air travel, volatility in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth and the strength of local economies in which we operate.

Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital, and may adversely impact the financial condition of our customers.

The financial crisis that began in the second half of 2008 resulted in significant global market volatility and disruption and a lack of liquidity. While these conditions have stabilized and many segments of the capital markets have improved substantially, the availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, or results of operations could be materially adversely affected. Additionally, such inability to obtain capital on satisfactory terms, or at all, could prevent us from pursuing attractive future growth opportunities.

Departure of key officers could harm our business and financial results.

Our senior management’s reputations and relationships with customers, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly Mr. Terry, and if we lose one or more members of senior management, our business and financial results could be adversely affected.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

We are dependent on an educated and highly skilled workforce, because of the complex nature of many of our products and services. Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

We compete with numerous other aircraft product and service providers and lessors and acquirers of aircraft, and competition from these providers and lessors may affect the profitability of our business.

The markets for many of the products and services we offer are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. Additionally, many of our competitors may have greater resources or a lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we conduct our business. In our anticipated business with the DoD, we anticipate that the effects of defense industry consolidation and new priorities, including long-term cost competitiveness of the DoD, will intensify competition for many of our products and services. Furthermore, we will face increased international competition and cross-border consolidation of competition.

In addition, we may encounter competition from other entities in the leasing or other acquisition of aircraft such as:

●	airlines;

●	financial institutions;

●	aircraft brokers;

●	public and private partnerships, investors and funds with more capital to invest in aircraft; and

●	other aircraft leasing companies that we do not currently consider our major competitors.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and adversely impact our market share.

We depend on aircraft and engine manufacturers’ success in remaining financially stable and producing aircraft. The failure of any manufacturer to meet its delivery obligations to us would negatively affect our cash flow and results of operations.

The supply of aircraft is dominated by a few airframe manufacturers and a limited number of engine manufacturers. As a result, we will be dependent on the success of these manufacturers in remaining financially stable, producing products and related components which meet our customers’ demands and fulfilling any contractual obligations they may have to us.

Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill any contractual obligations they might have to us, we may experience:

●	missed or late delivery of aircraft and a potential inability to meet our contractual obligations owed to any of our then customers, resulting in potential lost or delayed revenues, lower growth rates and strained customer relationships;

●	an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to our customers at a profit, resulting in lower growth rates or a contraction in our aircraft fleet;

●	a market environment with too many aircraft available, potentially creating downward pressure on demand for the anticipated aircraft in our fleet and reduced market lease rates and sale prices; or

●	a reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and aircraft values and may affect our ability to remarket or sell at a profit, or at all, some of the aircraft in our fleet.

Failure to close aircraft leasing or other acquisition commitments that we make could negatively affect our financial condition, cash flow and results of operations.

We intend to acquire aircraft in the future subject to leasing or other acquisition commitments that we make and contractual commitments from our customers. This may require us to obtain additional financing in order to be able to satisfy our acquisition commitments. If we are unable to obtain financing or if the various conditions to our commitments are not satisfied, we may be unable to close the purchase of some or all of the aircraft which we commit to acquire. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

●	forfeiting deposits and progress payments and having to pay significant costs relating to these commitments, such as actual damages, and legal, accounting and financial advisory expenses, and not realizing any of the benefits of completing the transactions;

●	defaulting on contractual obligations to our customers, which could result in monetary damages and damage to our reputation and relationships with customers; and

●	failing to capitalize on other aircraft acquisition opportunities that were not pursued due to our management’s focus on these commitments.

These risks would negatively affect our financial condition, cash flow and results of operations.

Creditors of any subsidiaries we form for purposes of financing or otherwise will have priority over our stockholders in the event of a distribution of such subsidiaries’ assets.

Any aircraft we acquire may be held in special-purpose, bankruptcy-remote subsidiaries. If so, liens on those assets will be held by a collateral agent for the benefit of the lenders under the respective facility. In addition, funds generated from the lease of aircraft generally will be applied first to amounts due to lenders, with certain exceptions. Creditors of our subsidiaries will have priority over us and our stockholders in any distribution of any subsidiaries’ assets in a liquidation, reorganization or otherwise, including any special-purpose, bankruptcy-remote subsidiaries.

We may be subject to extensive anti-corruption laws and regulations.

We currently expect to have material international operations, which must comply with U.S. law, including the U.S. Foreign Corrupt Practices Act, also referred to as the FCPA. The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business regardless of whether those practices are legal or culturally expected in the foreign jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. If we are found to be in violation of any anti-corruption law, we could be subject to claims that may adversely impact our business, results of operations, financial condition and reputation. Additionally, violations of these laws could result in criminal or civil sanctions.

We may encounter difficulties in completing and integrating acquisitions or divesting business interests, which could adversely affect our operating results.

As part of our business strategy, we may merge with or acquire businesses or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial condition.

Factors that increase the risk of decline in aircraft value and achievable lease rates could have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations.

In addition to factors linked to the aviation industry generally, other factors that may affect the value and achievable lease rates of aircraft and other aviation assets that we acquire include:

●	the particular maintenance, damage and operating history of the airframes and engines;

●	the number of operators using that type of aircraft or engine;

●	whether an aircraft or other aviation asset is subject to a lease and, if so, whether the lease terms are favorable to the lessor;

●	the age of aircraft and other aviation assets that we acquire;

●	airworthiness directives and service bulletins;

●	aircraft noise and emission standards;

●	any tax, customs, regulatory and other legal requirements that must be satisfied when an aircraft is purchased, sold or re-leased;

●	compatibility of our aircraft configurations or specifications with other aircraft owned by operators of that type; and

●	decreases in the creditworthiness of our lessees.

Any decrease in the values of and achievable lease rates for our aircraft or other aviation assets that may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results and growth prospects and our ability to meet our debt obligations.

We operate in a highly competitive market for investment opportunities in aircraft and other aviation assets.

The aviation services business is highly competitive. We compete with other aviation servicers and aircraft leasing companies. We also may encounter competition from other entities that selectively compete with us, including:

●	airlines;

●	aircraft manufacturers;

●	financial institutions (including those seeking to dispose of repossessed aircraft at distressed prices);

●	aircraft brokers;

●	special purpose vehicles formed for the purpose of acquiring, leasing and selling aircraft; and

●	public and private partnerships, investors and funds, including private equity and hedge funds.

Competition for an aviation services and leasing transaction is based principally upon service and lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Some of our competitors have significantly greater operating and financial resources and a longer operating history than we have. In addition, some of our competitors have a lower overall cost of capital and may provide financial services, maintenance services or other inducements to potential customers that we cannot provide. Given the financial condition of the airline industry, many airlines have reduced their capacity by eliminating select types of aircraft from their fleets. This has resulted in an increase in available aircraft of these types, a decrease in rental rates for these aircraft and a decrease in market values of these aircraft.

Depreciation expenses and impairment charges could have a material adverse effect on our financial condition and results of operations.

Aircraft have finite economic lives, their values depreciate in the ordinary course over time and their ability to generate earnings and cash flow for our business declines over time. If depreciated aircraft are not replaced with newer aircraft, our ability to generate earnings will be reduced. If we dispose of an aircraft for a price that is less than its depreciated value, then we would be required to recognize a loss that would reduce our net income during the period of the disposition and reduce our total assets and shareholders’ equity.

In addition, aircraft and other aviation assets that we acquire in the future will be subject to periodic review for impairment for accounting purposes. If expected cash flows related to any of our aircraft are adversely affected by factors including credit deterioration of a lessee, declines in rental rates, shortened economic life, residual value risk and other market conditions, then we may be required to recognize depreciation or material impairment charges that would reduce our net earnings or increase our net losses. Under U.S. GAAP, once an impairment results in a reduction to the carrying value of an asset, the carrying value of such asset cannot thereafter be increased.

Aircraft liens could impair our ability to repossess, re-lease or resell aircraft.

In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges, landing charges, crew wages, maintenance charges, salvage or other obligations are likely, depending on the laws of the jurisdictions where aircraft operate, to attach to our leased or owned aircraft (or, if applicable, to the engines separately). The liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens (particularly fleet liens), exceed the value of any particular aircraft to which the liens have attached. Until they are discharged, the liens described above could impair our ability to repossess, re-lease or resell our aircraft.

If our customers fail to fulfill their financial obligations, liens may attach to our aircraft. In some jurisdictions, aircraft liens or separate engine liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft (or, if applicable, the engines separately). We cannot assure you that the customers will comply with their obligations under the leases to discharge liens arising during the terms of the leases. We may, in some cases, find it necessary to pay the claims secured by such liens in order to repossess the aircraft or obtain the aircraft or engines from a creditor thereof. These payments would be a required expense for us and would reduce our net income and our cash flows.

We cannot assure you that all customers will comply with the registration requirements in the jurisdictions where they operate.

All of our aircraft are required to be registered at all times with appropriate governmental authorities. Generally, in jurisdictions outside the United States, failure by a lessee to maintain the registration of a leased aircraft would be a default under the applicable lease, entitling us to exercise our rights and remedies thereunder. If an aircraft were to be operated without a valid registration, the lessee operator or, in some cases, the owner or lessor might be subject to penalties, which could constitute or result in a lien being placed on such aircraft. Failure to comply with registration requirements also could have other adverse effects, including inability to operate the aircraft and loss of insurance. We cannot assure you that all lessees will comply with these requirements.

We will need to re-lease or sell aircraft as leases expire to continue to generate sufficient funds to meet any debt obligations and finance our growth and operations. We may not be able to re-lease or sell aircraft on favorable terms, or at all.

Our business strategy entails the need to re-lease aircraft as our current leases expire to generate sufficient revenues to meet any debt obligations and finance our growth and operations. The ability to re-lease aircraft depends on general market and competitive conditions. Some of our competitors may have greater access to financial resources and, as a result of restrictions on us contained in the terms of our indebtedness, may have greater operational flexibility. If we are not able to re-lease an aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft to provide funds for debt service obligations or to otherwise finance our operations. Our ability to re-lease or sell aircraft on favorable terms or without significant off-lease time and transition costs could be adversely affected by depressed conditions in the airline and aircraft industries, airline bankruptcies, the effects of terrorism and war, the sale of other aircraft by financial institutions or other factors.

We rely on our customers’ continuing performance of their lease obligations.

Our success depends upon the financial strength of our customers, our ability to assess the credit risk of our customers and the ability of our customers to perform their contractual obligations to us. The ability of each customer to perform its obligations will depend primarily on the customer’s financial condition and cash flow, which may be affected by factors beyond our control, including:

●	geopolitical and other events, including war, acts of terrorism, civil unrest, outbreaks of epidemic diseases and natural disasters;

●	increases in operating costs, including the availability and cost of jet fuel and labor costs;

●	labor difficulties;

●	economic and financial conditions and currency fluctuations in the countries and regions in which the lessee operates; and

●	governmental regulation of, or affecting, the air transportation business, including noise and emissions regulations, climate change initiatives and age limitations.

We expect that some customers may encounter financial difficulties or suffer liquidity problems and, as a result, will struggle to make service and lease payments under our service contracts and operating leases. We further expect that customers experiencing financial difficulties may seek a reduction in their service and lease rates or other concessions. We could experience substantial delinquencies, particularly in any future downturns in the economy, which could worsen the financial condition and liquidity problems of these customers. In addition, we expect that many of our customers may be exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. A delayed, missed or reduced rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on any debt service obligations or otherwise finance our operations.

There may be occasions where we are not in possession of any aircraft while the aircraft are on lease to the lessees. Consequently, our ability to determine the condition of the aircraft or whether the lessees are properly maintaining the aircraft may be limited to periodic inspections that we perform or that are performed on our behalf by third-party service providers or aircraft inspectors. A customer’s failure to meet its maintenance obligations under a lease could:

●	result in a grounding of the aircraft;

●	cause us to incur costs in restoring the aircraft to an acceptable maintenance condition to re-lease the aircraft;

●	adversely affect lease terms in the re-lease of the aircraft; and

●	adversely affect the value of the aircraft.

We cannot assure you that, in the event that a customer defaults, any security deposit paid or letter of credit provided by the customer will be sufficient to cover its outstanding or unpaid obligations and required maintenance expenses or be sufficient to discharge liens that may have attached to our aircraft.

If our customers encounter financial difficulties and we decide to restructure our contracts with those customers, this could result in less favorable contracts, significant reductions in our cash flows and adversely affect our ability to meet any debt service obligations or otherwise finance our operations.

We may receive requests for contract restructurings if any of our customers should experience financial difficulties. We may restructure contracts when customers are late in making payments, fail to make required payments or otherwise advise us that they expect to default in making required payments. A contract restructuring can involve a rescheduling of payments or even termination of a contract without receiving all or any of the past-due or deferred amounts. The terms and conditions of possible contract restructurings could result in a significant reduction of revenue which would have an adverse impact on our cash flow.

We may incur significant costs resulting from lease defaults, which could negatively affect our financial condition, cash flow and results of operations.

If we are required to repossess an aircraft after a lessee default, we may be required to incur significant costs. Those costs likely would include legal and other expenses associated with court or other governmental proceedings, including the cost of posting surety bonds or letters of credit necessary to effect repossession of an aircraft, particularly if the lessee is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings the relevant aircraft would likely not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft that we repossess and are unable to place immediately with another lessee. It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively, including, in some cases, liens that the lessor might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

We may suffer other negative consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees may be owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that lessee's domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

If we repossess an aircraft, we may not necessarily be able to export or deregister and profitably redeploy the aircraft. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining the Certificate of Airworthiness for an aircraft. If, upon a lessee default, we incur significant costs in connection with repossessing our aircraft, are delayed in repossessing our aircraft or are unable to obtain possession of our aircraft as a result of lessee defaults, our financial condition, cash flow and results of operations would be negatively affected.

We may not correctly assess the credit risk of each customer or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our contracts in the future. A delayed, reduced or missed rental payment from a customer decreases our revenues and cash flow and may adversely affect our ability to make payments on any debt obligations or otherwise fund our operations. While we may experience some level of delinquency under our contracts, default levels may increase over time, particularly as our aircraft age and if economic conditions deteriorate. A customer may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the contracts. These difficulties may include the failure to perform required aircraft maintenance and labor-management disagreements or disputes.

In the event that a customer defaults under a contract, any security deposit paid or letter of credit provided by the customer may not be sufficient to cover the customer’s outstanding or unpaid obligations and required maintenance and transition expenses.

Failure to pay certain potential additional operating costs could result in the grounding or arrest of our aircraft and prevent the re-lease, sale or other use of our aircraft, which would negatively affect our financial condition and results of operations.

We may incur operational costs upon a customer default or where the terms of the contract require us to pay a portion of those costs. Such costs include:

●	the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required, or is insufficient in amount or scope;

●	the costs of licensing, exporting or importing an aircraft, airport charges, customs duties, air navigation charges, landing fees and similar governmental or quasi-governmental impositions, which can be substantial;

●	penalties and costs associated with the failure of customers to keep aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals; and

●	carbon taxes or other fees, taxes or costs imposed under emissions limitations, climate change regulations or other initiatives.

The failure to pay certain of these costs can result in liens on the aircraft and the failure to register the aircraft can result in a loss of insurance. These matters could result in the grounding or arrest of the aircraft and prevent the re-lease, sale or other use of the aircraft until the problem is cured, which would negatively affect our financial results.

Our customers may have inadequate insurance coverage or fail to fulfill their respective indemnity obligations, which could result in us not being covered for claims asserted against us and may negatively affect our business, financial condition and results of operations.

Although we do not expect to control the operation of our aircraft leased to our customers, our ownership of the aircraft could give rise, in some jurisdictions, to strict liability for losses resulting from their operation. Our customers will be required to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Customers will also be required to maintain public liability, property damage and certain other risk insurance on the aircraft at agreed upon levels. There may be circumstances under which it would be desirable for us to maintain some additional insurance coverage at our expense, which would add to our operating expenses.

We cannot assure you that the insurance maintained by our customers will be sufficient to cover all types of claims that may be asserted against us. Any inadequate insurance coverage or default by customers in fulfilling their indemnification or insurance obligations, as well as the lack of available insurance, could reduce the proceeds upon an event of loss and could subject us to uninsured liabilities, either of which could adversely affect our business, financial condition and results of operations.

Failure to obtain certain required licenses, consents and approvals could negatively affect our ability to re-lease or sell aircraft, which would negatively affect our business, financial condition and results of operations.

Aircraft leases often require specific licenses, consents or approvals. These include consents from governmental or regulatory authorities for certain payments under the leases and for the import, re-export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase or otherwise modify these requirements. In addition, a governmental consent, once given, might be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft that we acquire, which would negatively affect our business, financial condition and results of operations.

Some of our contracts may provide customers with early termination options.

We may enter into contracts that provide the customers with early termination options. If any lease is terminated early at a time when we could not re-lease the aircraft at rates at least as favorable to us as the terminated lease, our results of operations could be adversely affected.

We may have operations in many countries and such operations may be subject to a number of risks specific to these countries.

Non-U.S. sales could account for a material portion of our revenues as our operation develops. As a result, we may be subject to risks of doing business internationally, including:

●	Changes in regulatory requirements;

●	Domestic and international government policies;

●	Fluctuations in international currency exchange rates;

●	Volatility in international political and economic environments;

●	The development and continuation of armed conflict in some regions;

●	Uncertainties and restrictions concerning the availability of funding credit or guarantees; and

●	Imposition of domestic and international taxes, export controls, tariffs, embargoes and other trade restrictions.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We cannot assure you that we will be able to enter into profitable leases for any aircraft acquired, which would negatively affect our financial condition, cash flow and results of operations.

We cannot assure you that we will be able to enter into profitable leases upon the acquisition of the aircraft we purchase in the future. You must rely upon our management team's judgment and ability to evaluate the ability of customers and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives, which would negatively affect our financial condition, cash flow and results of operations.

Any disruption in our information systems could disrupt our operations and would be adverse to our business and financial operations. Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Our business may be impacted by disruptions including threats to physical security, information technology or cyber-attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or our ability to deliver products and services to our customers. Any significant delays, or any destruction, manipulation or improper use of our data, information systems or networks could impact our sales, increase our expenses and/or have an adverse effect on our reputation and the reputation of our products and services.

Unauthorized access to our or our customers’ information and systems could negatively impact our business.

We may face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We will maintain an extensive network of technical security controls, policy enforcement mechanisms and monitoring systems in order to address these threats. While such measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks could result in significant financial or information losses and/or reputational harm. If we cannot prevent the unauthorized access, release and/or corruption of our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.

Our failure to comply with environmental laws could adversely affect our business and financial condition.

We will be subject to various federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we may be subject to such costs due to environmental impacts attributable to operations or the operations of companies we have acquired. In other cases, we may become subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs.

Risk Factors Relating to the Need for Additional Capital

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy commitments to acquire additional aircraft and to compete effectively in the aviation services and leasing market and would negatively affect our financial condition, cash flow and results of operations.

Growing an aircraft portfolio to carry out our business plan will require substantial capital. Accordingly, we will need to obtain additional financing following completion of the Business Combination, which may not be available to us on favorable terms or at all. Our access to additional sources of financing will depend upon a number of factors over which we have limited control, including:

●	general market conditions;

●	the condition of credit and capital markets;

●	the state of the aviation industry;

●	the market's view of the quality of our assets;

●	the market's perception of our business performance and growth potential;

●	the prospect that additional equity investors may be diluted as a result of the securities being issued in connection with the Financing;

●	interest rate fluctuations; and

●	our current and potential future earnings and cash distributions.

Weaknesses in the capital and credit markets could negatively affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if there are new regulatory capital requirements imposed on our private lenders, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements should we have any aircraft acquisition commitments then in place. If we are unable to satisfy our purchase commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our customers and suppliers. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our equity holders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Moreover, if additional capital is raised through the issuance of additional equity securities, the interests of existing stockholders could be diluted. These risks could negatively affect our financial condition, cash flow and results of operations.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

Our ability to manage our business and to execute our business strategy is dependent, in part, on the availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the overall condition of those markets, general economic factors, the state of the aviation industry, our business performance and growth potential, the quality of our assets, the prospect that additional equity investors may be diluted as a result of the securities issued in connection with the Financing and other factors. Debt and equity capital may not be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition.

We may enter into credit facilities that could limit our operational flexibility, our ability to effectively compete and our ability to grow our business as currently planned, which could negatively affect our financial condition, cash flow and results of operations.

We may enter into credit facilities that contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: debt-to-equity, dividend restrictions, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender's prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, any failure to comply with any such covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern.

In addition, we cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to service our debt and grow our operations as planned. We cannot assure you that we will be able to obtain or refinance any debt financing on favorable terms, if at all. In addition, we cannot assure you that in the future we will be able to access long-term financing or credit support on attractive terms, if at all. Any inability to generate sufficient cash flow, maintain our fleet and facilities, or access long-term financing or credit support would negatively affect our financial condition, cash flow and results of operations.

An unexpected increase in our expected borrowing costs would negatively affect our financial condition, cash flow and results of operations.

We plan to finance many of the aircraft we acquire through a combination of short-term and long-term debt financings. As these debt financings mature, we may have to refinance these commitments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets. Moreover, an increase in interest rates under the various debt financing facilities that we plan to put in place would have a negative effect on our earnings and could make aircraft leasing contracts unprofitable.

Some debt financings may bear interest at a floating rate, such that our interest expense would vary with changes in the applicable reference rate. As a result, our inability to sufficiently protect ourselves from changes in our cost of borrowing may have a direct, negative impact on our net income. Our lease rental stream will generally be fixed over the life of our leases, whereas we may use floating-rate debt to finance a significant portion of our aircraft acquisitions. If we have floating rate debt financings in place and interest rates increase, we would be obligated to make higher interest payments to our lenders. If we incur significant fixed-rate debt in the future, increased interest rates prevailing in the market at the time of the incurrence of such debt would also increase our interest expense and negatively affect our financial condition, cash flow and results of operations.

Any such hedging activities we engage in to obtain interest rate protection will require us to incur additional costs, and there can be no assurance that we will be able to successfully protect ourselves from any or all negative interest rate fluctuations at a reasonable cost.

As a result of the Financing, the Business Combination and the Securities Purchase Agreement, we have a complex capital structure with a significant warrant overhang that may limit our ability to successfully raise capital, and even if successful, a capital raise may result in significant dilution to then current holders of our common stock.

As a result of the Financing, the Business Combination and the Securities Purchase Agreement, we have a complex capital structure. The Series A Warrants and Series B Warrants, which are convertible into either shares of our common stock or Preferred Stock, and which include certain substantial anti-dilution protections for their holders, may limit the capital raising and liquidity alternatives available to us and, as a result, we may not be able to successfully raise capital through a public or private equity offering, particularly if the price of our common stock at such time is below the levels at which the anti-dilution protections in the Series A Warrants and Series B Warrants take effect, and any such offering, even if successful, could result in significant additional dilution to the then current holders of our common stock. Additionally, under the terms of the Financing documents, until January 31, 2017, we will not be able to conduct any equity or equity-related financing (other than certain excluded issuances) without the written consent of each of the New Investors (provided that we may conduct such financings without such consent if the price per common share it receives in such financings is in excess of $3.00, after giving consideration to all securities issued). Moreover, until July 31, 2016, the Investors have the right to participate in any of our equity or equity-related offerings, with the aggregate percentage participation of the Investors being 56.3%.

Risk Factors Relating to Operating in the Aviation Industry

Increases in fuel costs could materially negatively affect our lessees and by extension the demand for aircraft that we acquire, which would negatively affect our financial condition, cash flow and results of operations.

Fuel costs represent a major expense in the aviation industry, and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes (including those related to greenhouse gas emissions) and currency exchange rates. Political unrest in the Middle East and North Africa has generated uncertainty regarding the predictability of the world's future oil supply. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding their members' oil output, and the changes in global demand for fuel from countries such as China.

High fuel costs, including fuel cost increases that could occur in the future, would likely have a material negative impact on the profitability of aviation industry participants, including Tempus. In addition, our customers may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel price increases occur, they are likely to cause our customers to incur higher costs or experience reduced revenues. Consequently, these conditions may:

●	affect our customers’ ability to make contractually required payments;

●	result in contract and lease restructurings and aircraft and engine repossessions;

●	increase our costs of maintaining and marketing aircraft;

●	impair our ability to remarket aircraft and other aviation assets or remarket or otherwise sell our assets on a timely basis at favorable rates; or

●	reduce the sale proceeds received for aircraft or other aviation assets upon any disposition.

Such effects would materially negatively affect demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

Government regulations could require substantial expenditures, reduce our profitability and limit our growth.

Our business will be subject to regulation by state, federal and foreign governmental authorities. Aircraft are subject to regulations imposed by aviation authorities regarding aircraft maintenance and airworthiness. Laws affecting the airworthiness of aircraft generally are designed to ensure that all aircraft and related equipment are continuously maintained in proper condition to enable safe operation of the aircraft. Aircraft manufacturers also may issue their own recommendations. Airworthiness directives and similar requirements typically set forth particular special maintenance actions or modifications to certain aircraft types or models that the owners or operators of aircraft must implement.

Each customer will generally be responsible for complying with airworthiness directives with respect to its aircraft and is required to maintain the aircraft’s airworthiness. To the extent that a customer fails to comply with airworthiness directives required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft or if the aircraft is not currently subject to a lease, we may have to bear the cost of such compliance. Under certain leases, we may agree to share with our customers the cost of obligations under airworthiness directives (or similar requirements). These expenditures can be substantial and, to the extent we are required to pay them, our cash flow could be substantially adversely affected.

In addition to these expenditures, which may be substantial, significant new requirements with respect to noise standards, emission standards and other aspects of our aircraft or their operation could cause our costs to increase and could cause the value of our aircraft portfolio to decrease. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, possibly as part of the airworthiness requirements, but also by other jurisdictions where the aircraft operate. In addition, most countries’ aviation laws require aircraft to be maintained under an approved maintenance program having defined procedures and intervals for inspection, maintenance and repair. To the extent that our aircraft are not under lease or a customer defaults in effecting such compliance, we are required to comply with such requirements at our expense.

The variability of supply and demand for aircraft and other aviation assets could depress lease rates and the value of our leased assets, which would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations.

The aviation leasing and sales industry has experienced periods of aircraft oversupply and undersupply. The economic downturn and the slowdown in air travel between 2008 and early 2010 contributed to a decrease in the demand for aircraft and resulted in capacity cuts by airlines. In addition, manufacturers are increasing production rates of some aircraft types, which may result in an increase in the supply of aircraft. The oversupply of a specific type of aircraft or other aviation asset in the market is likely to depress lease rates for, and the value of, that type of asset. The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

●	passenger air travel and air cargo demand;

●	increased supply due to the sale of aircraft portfolios;

●	geopolitical and other events, including war, acts of terrorism, civil unrest, outbreaks of epidemic diseases and natural disasters;

●	operating costs, availability of jet fuel and general economic conditions affecting our lessees’ operations;

●	governmental regulation, which includes new airworthiness directives, statutory limits on age of aircraft and restrictions in certain jurisdictions on the age of aircraft for import and other factors leading to obsolescence of aircraft models;

●	interest rates;

●	airline restructurings and bankruptcies;

●	cancellations of orders for aircraft;

●	delays in delivery by manufacturers;

●	availability and cost of credit;

●	manufacturer production levels and technological innovation;

●	retirement and obsolescence of aircraft models;

●	manufacturers merging or exiting the industry or ceasing to produce aircraft or engine types;

●	accuracy of estimates relating to future supply and demand made by manufacturers and lessees;

●	reintroduction into service of aircraft or engines previously in storage; and

●	airport and air traffic control infrastructure constraints.

These factors may produce sharp and prolonged decreases in asset values and achievable lease rates, which would have an impact on the value of our fleet and our cost of acquiring aircraft or other aviation assets, may result in lease defaults and could delay or prevent the aircraft or other aviation assets from being leased or re-leased on favorable terms, or, if desired, sold on favorable terms.

Other Risk Factors

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company and derive all of our operating income from Tempus and other subsidiaries. Other than any cash we may retain, all of our assets will be held by our direct and indirect subsidiaries. We will rely on the earnings and cash flows of Tempus and our subsidiaries.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was a limited public market for Chart’s securities. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities following may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the aviation services market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving Tempus Holdings;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale;

●	any major change in our board or management;

●	sales of substantial amounts of our stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for aviation services -related stocks or the stocks of other companies which investors perceive to be similar to Tempus Holdings could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our business and stock price may suffer as a result of our lack of public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock in an adverse manner, the price and trading volume of our common stock could decline.

Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition and operating results may be harmed.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us changes its recommendation regarding our stock in an adverse manner, or provides more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The terms of the registration rights agreement with the New Investors with respect to our securities issued to the New Investors, the terms of the Series A Warrants and Series B Warrants and the terms of our Preferred Stock impose substantial penalties on us in the event the New Investors exercise those registration rights or holders of the Series A Warrants or the Series B Warrants or the Preferred Stock exercise those warrants or convert that Preferred Stock, and we fail to register such securities or deliver the common stock or Preferred Stock, as applicable, then due within the time periods and in the manner specified in the registration rights agreement, the terms of the Series A Warrants or the Series B Warrants or the Preferred Stock, respectively.

Under the terms of the registration rights agreement we entered into with the New Investors with respect to our securities issued to the New Investors, the terms of the Series A Warrants and Series B Warrants and the terms of Preferred Stock, if holders thereof exercise those registration rights or warrants or convert that Preferred Stock, and we fail to deliver our common stock or Preferred Stock, as applicable, or, in the case of the exercise of registration rights, fail to register the sale or resale of such securities, in each due within the time periods and in the manner specified, respectively, we may suffer substantial penalties. In particular, if we fail, for any or no reason, on or prior to the later of (i) three trading days after a warrant exercise notice or Preferred Stock conversion notice, as applicable, or (ii) one trading day after receipt of the warrant exercise price, notice of a cashless warrant exercise or receipt of the Preferred Stock conversion price, as applicable, to either issue and deliver to the holder (or its designee) a certificate for the number of shares of common stock to which the holder is entitled or, if a registration statement covering the issuance or resale of the shares of common stock is not available and we fail to promptly so notify the holder and deliver the shares of common stock electronically, then, in addition to all other remedies available to the holder, (x) we will be required to pay in cash to the holder, on each day after the required share delivery date on which such delivery failure continues, an amount equal to 1% of the product of (A) the sum of the number of shares of common stock not issued to the holder on or prior to the share delivery deadline and to which the holder is entitled, multiplied by (B) any trading price of the common stock selected by the holder in writing as in effect at any time during the period beginning on the date on which the holder gave its warrant exercise or preferred stock conversion notice and ending on the applicable share delivery date, and (y) the holder, upon written notice to us, may void its exercise or conversion notice; provided that the voiding of an exercise or conversion notice shall not affect our obligations to make any payments which have accrued prior to the date of such notice. In addition, if on or after such share delivery deadline the holder purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by the holder of all or any portion of the number of shares of common stock issuable upon such exercise that the holder anticipated receiving from us, then, in addition to all other remedies available to the holder, we will be required to, within three business days after the holder’s request and in the holder’s discretion, either (I) pay cash to the holder in an amount equal to the holder’s total purchase price (including brokerage commissions and other out-of-pocket expenses, if any) for the shares of common stock so purchased, or (II) promptly issue and deliver the shares to which the holder is entitled and pay cash to the holder in an amount equal to the excess (if any) of the price described in clause (I) above over the product of (a) such number of shares multiplied by (b) the lowest closing sale price of the common stock on any trading day during the period commencing on the date of the applicable exercise or conversion notice and ending on the date of such issuance and payment. These penalties could result in substantial costs to us.

The future exercise of registration rights may adversely affect the market price of our common stock.

Our common stock and other securities are subject to multiple registration rights agreements, as described in detail below in the section titled “Description of Securities—Registration Rights.” We will bear the costs of registering the securities subject to the registration rights agreements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

We have a complex capital structure that may make an acquisition of us by an acquiring party unattractive.

We have a complex capital structure. Specifically, the terms of the Series A Warrants and Series B Warrants and the Preferred Stock include certain substantial protections for their holders, which may limit our ability to complete acquisitions using our securities as consideration. Under the terms of both the Series A Warrants and Series B Warrants, we may not enter into or be party to a “Fundamental Transaction” unless the successor entity assumes in writing all of our obligations under such warrants. A “Fundamental Transaction” means, among other things, a transaction in which we, directly or indirectly, including through our subsidiaries, affiliates or otherwise, in one or more related transactions, (i) consolidate or merge with or into (whether or not we are the surviving corporation) another entity; (ii) sell, assign, transfer, convey or otherwise dispose of all or substantially all of our properties, assets or “significant subsidiaries” (as defined in Rule 1-02 of Regulation S-X) to one or more entities; (iii) make, or allow one or more entities to make, or allow us to be subject to or have our common stock be subject to or party to one or more entities making, a purchase, tender or exchange offer that is accepted by at least 50% of the outstanding shares of common stock; (iv) consummate a stock or share purchase agreement or other business combination (including a reorganization, recapitalization, spin-off or scheme of arrangement) with one or more entities whereby all such entities, individually or in the aggregate, acquire at least 50% of the outstanding shares of common stock; or (v) reorganize, recapitalize or reclassify our common stock. The foregoing provisions will not apply to a Fundamental Transaction where the purchaser or other successor entity, after giving effect to such Fundamental Transaction, does not have any equity securities that are then listed or designated for quotation on a national securities exchange or automated quotation system. Moreover, a holder of Series A Warrants or Series B Warrants may choose, in connection with any Fundamental Transaction, to have us or the successor entity purchase our warrants from the holder by paying the holder cash in an amount equal to the “Black Scholes Value” (as defined in the both the Series A Warrants and Series B Warrants) of such warrants. Under the terms of the Preferred Stock, we are subject to similar constraints, including that we may not enter into or be party to a “Fundamental Transaction” unless the successor entity assumes in writing all of our obligations under the certificate of designations for the Preferred Stock, although (in contrast to the terms of the Series A Warrants and B Warrants) the foregoing Preferred Stock provisions will not apply to a Fundamental Transaction where the purchaser or other successor entity provides cash consideration and such Fundamental Transaction does not involve the issuance of any securities to the holders of our securities or securities of our affiliates.

As a result of the foregoing, a potential acquirer of our company that offers securities, or cash and securities, as acquisition consideration would have to assume in writing all of our obligations under the Series A Warrants and Series B Warrants and the Preferred Stock, and a potential acquirer that offers cash only as acquisition consideration would have to assume in writing all of our obligations under the Series A Warrants and Series B Warrants. A potential acquirer could conclude that accepting such an outcome, or negotiating with holders of the Series A Warrants and Series B Warrants and the Preferred Stock in order to reach a different outcome, would make an acquisition of our company unattractive.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to us after the Business Combination.

We are not currently subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, we will be required to provide management’s attestation on internal controls commencing with our annual report for year ending December 31, 2016. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of Tempus as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ (if applicable) and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Provisions in our amended and restated charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. In addition, certain terms of the certificate of designations for our Preferred Stock may further inhibit a takeover of us, including the requirement that an acquirer of our company keep the Preferred Stock, or identical securities, outstanding after the takeover in a transaction involving securities as full or partial consideration. Moreover, the Series A Warrants and Series B Warrants have a similar requirement that an acquirer of our company keep such warrants, or identical securities, outstanding after the takeover, regardless of whether the consideration paid includes cash, securities or both, which may further inhibit a takeover.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Concentration of ownership may have the effect of delaying or preventing a change in control.

As of the date hereof, the Members and the Tempus Affiliate Investor beneficially own approximately 42.3% of our common stock, Chart’s initial stockholders and the Chart Affiliate Investors beneficially own approximately 64.6% of our common stock and each of the three New Investors, taking into account the 4.99% Beneficial Ownership Limitation as described below, beneficially own 4.99% of our common stock. This ownership percentage does not take into account (i) the issuance of any shares under our 2015 Omnibus Equity Incentive Plan, (ii) the potential issuance pursuant to the Merger Agreement of up to an additional 6,300,000 Earn-out Shares to the Members upon the achievement of certain financial milestones, (iii) any indemnification payments or purchase price adjustments under the Merger Agreement that are made by delivery of shares of our common stock or (iv) the issuance of any shares of common stock upon the exercise of any of the Series A-1 Warrants or the Series B-1 Warrants, or upon the conversion of the outstanding Preferred Stock, in excess of the 4.99% Beneficial Ownership Limitation described below. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive office is located at 133 Waller Mill Road, Williamsburg, Virginia 23185.

We lease additional office space at 2080 Airport Drive, San Marcos, TX 78666, and hangar space at 632 Corporate Drive, Newport News, VA 23602.

We consider our current office and hangar space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock and IPO Warrants are currently quoted on the OTCQB Marketplace under the symbols “TMPS” and “TMPSW,” respectively. Prior to the closing of the Business Combination, Chart’s units, common stock and IPO Warrants traded on the OTCQB Marketplace and the NASDAQ Capital Market under the symbols “CACGU”, “CACG” and “CACGW”. Upon the consummation of the Business Combination, any of Chart’s units that were not previously separated were separated into their component securities of one share of common stock and one public warrant, and the units ceased public trading. In the Business Combination, Chart’s common stock and IPO Warrants were exchanged for our common stock and IPO Warrants, on a one-for-one basis. There is no established trading market for our Series A-1, A-2, A-3, B-1, B-2 or B-3 Warrants or our Preferred Stock.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock and IPO Warrants as reported on the OTCQB Marketplace for the period of August 4, 2015 through December 31, 2015.

Year Ended	Common Stock		Warrants
December 31, 2015	Low	High	Low	High
August 4, 2015 through September 30, 2015	$7.90	$9.81	$0.28	$0.55
October 1, 2015 through December 31, 2015	$3.30	$7.55	$0.20	$0.46

On March 24, 2016 our common stock had a closing price of $2.25 and our IPO Warrants had a closing price of $.10.

(b) Holders

On March 24, 2015, there were 39 holders of record of our common stock, 4 holders of record of our IPO Warrants, 9 holders of record of our Series A Warrants, 3 holders of record of our Series B Warrants and 5 holders of record of our Preferred Stock .

(c) Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, we had the following equity compensation plans, under which the indicated number of securities were issuable upon the exercise of outstanding options, warrants and rights, and the indicated number of securities remained available for future issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Omnibus Equity Incentive Plan	0	0	640,616
Total	0	0	640,616

(e) Recent Sales of Unregistered Securities

This information has previously been publicly reported.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following tables present selected unaudited quarterly financial data of the Company for the period from December 4, 2014 (inception) to December 31, 2014 and the year ended December 31, 2015. It should be read in conjunction with our Consolidated Financial Statements and related notes thereto and with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained herein. Our historical operating results and financial condition are not necessarily indicative of future operating results and financial condition.

	Period From December 4, 2014 (inception) to December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$-	$-	$-	$-	$-
Gross profit	-	-	-	-	-
Selling, general and administrative expenses	-	-	-	(110,916)	(110,916)
Total operating loss	-	-	-	(110,916)	(110,916)
Other income (expense):
Interest income (expense)	-	-	-	(1,074)	(1,074)
Other non-operational income (expense)	-	-	-	-	-
Change in fair value of warrant liability	-	-	-	-	-
Net income (loss)	$-	$-	$-	$(111,990)	$(111,990)
Income (loss) per common share:
Basic and diluted	$-	$-	$-	$(0.03)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	-	-	-	3,642,084	3,642,084

Balance sheet data (at period end)
Cash	$-	$-	$-	$1,466,019	$1,466,019
Restricted cash	-	-	-	-	-
Total assets	-	-	-	1,502,285	1,502,285
Warrant liability	-	-	-	-	-
Total liabilities	-	-	-	604,174	604,174
Equity (deficit)	$-	$-	$-	$898,111	$898,111

	Year Ended December 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$1,798,626	$4,060,480	$2,948,958	$3,125,368	$11,933,433
Gross profit	223,287	627,687	(308,337)	(77,214)	465,423
Selling, general and administrative expenses	531,078	420,247	1,177,479	2,486,043	4,614,846
Total operating loss	(307,791)	207,440	(1,485,815)	(2,563,257)	(4,149,423)
Other income (expense):
Interest income (expense)	(9,654)	(11,333)	(7,044)	5,697	(22,334)
Other non-operational income (expense)	8,315	(2,554)	3,101	(267,226)	(258,364)
Change in fair value of warrant liability	-	-	34,900	(3,130,600)	(3,095,700)
Net income (loss)	$(309,130)	$193,552	$(1,454,859)	$(5,955,384)	$(7,525,821)
Income (Loss) per common share:
Basic	$(0.08)	$0.05	$(0.21)	$(0.68)	$(1.30)
Diluted	$(0.08)	$0.05	$(0.21)	$(0.68)	$(1.30)
Weighted Average shares outstanding:
Basic	3,642,084	3,642,084	7,034,738	8,802,279	5,807,166
Diluted	3,642,084	3,642,084	7,034,738	8,802,279	5,807,166

Balance sheet data (at period end)
Cash	$152,963	$218,347	$3,817,529	$1,288,495	$1,288,495
Restricted cash	350,000	1,100,000	1,100,000	1,100,000	1,100,000
Total assets	2,534,609	3,761,796	6,796,640	4,862,328	4,862,328
Warrant liability	-	-	8,112,200	11,242,800	11,242,800
Total liabilities	2,195,628	3,288,278	10,927,316	14,685,887	14,685,887
Equity (deficit)	$338,981	$473,518	$(4,130,676)	$(9,823,559)	$(9,823,559)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) provides turnkey flight operations, customized design, engineering and modification solutions and training services that support critical aviation missions of the United States Department of Defense (the “DoD”), the U.S. intelligence community, foreign governments, heads of state and high net worth individuals worldwide.

Results of Operations

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours) and revenues earned from the provision of leased aircraft. The Company regularly engages in marketing and negotiation efforts and submits bids with the aim of converting current business opportunities into signed contracts and identifying and developing new business opportunities. The Company expects to be able to make public announcements from time to time as and when it is able to enter into additional, material contracts with customers.

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

Fiscal Year Ended December 31, 2015

Revenues

Revenues were $11,933,433 for the year ended December 31, 2015. As set forth below, two customers each represented greater than 10% of our revenues during this period. One customer represented 54% of our revenues while a second customer represented 34% of our revenues.

The table below sets forth the amount and type of revenues we recognized for the year ended December 31, 2015:

	Year Ended
	December 31,
	2015
Customer A	$4,094,994	34%
Customer B	6,424,766	54%
Other	1,413,673	12%
	$11,933,433	100%

Cost of revenue and Gross profit

Cost of revenue for the year ended December 31, 2015 was $11,468,010, which represented 96.1% of revenues. The Company’s gross profit was $465,423 or 3.9% of revenues for the year ended December 31, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4,614,846 for the year ended December 31, 2015, which represented 38.7% of revenues for this period. Included in this amount was a $750,000 reserve we recorded retrospectively, pursuant to a subsequent event whereby a beneficiary of a standby letter of credit in support of the Company’s response to a formal contract bid drew on the entirety of the standby letter of credit.

Other income (expense)

Other income (expense) was $(3,376,398) for the year ended December 31, 2015. Of this amount, $(3,095,700) represented the increase in warrant liability we incurred as a result of the IPO Warrants we inherited in the Business Combination and the Series A and Series B Warrants we issued in connection with the Financing.

Net loss

Net loss for the year ended December 31, 2015 was $7,525,821.

Tempus continues to incur operating expenses in support of business development efforts, in addition to various organizational and transactional costs.

Fiscal Year Ended December 31, 2014

Revenues

The Company generated no revenue from its inception on December 4, 2014 through December 31, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses were $110,916 for the year ended December 31, 2014.

Net loss

Net loss for the year ended December 31, 2014 was $111,990.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $1,288,495. As of that date, we held restricted cash of $1,100,000 ,consisting of $350,000 in the form of a certificate of deposit securing credit card borrowings and $750,000 in the form of a certificate of deposit securing a standby letter of credit in support of a bid bond for a submitted proposal. Subsequent to December 31, 2015, the beneficiary of this standby letter of credit drew on the entirety of the $750,000, and we have retrospectively taken a reserve to account for this development, which is recorded in Accrued liabilities. Credit card borrowings outstanding as of December 31, 2015 totaled $91,355.

Our working capital as of December 31, 2015 was $248,959, equal to the difference between our total current assets as of that date of $3,692,046 and our total current liabilities as of that date of $3,443,087.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts will require investment in working capital and aircraft assets.

As of December 31, 2015, the Company has entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. The Company currently holds $750,000 in a customer deposit and has placed $500,000 on deposit with Pilatus Business Aircraft, Ltd. Tempus is in discussions with a company that has already purchased this aircraft. Pursuant to these discussions, Tempus expects to assign the lease contract to this company and to provide certain services for the management of this lease contract for such company. At such time as this service agreement is completed and the lease contract is assigned, the net deposit position Tempus holds will be transferred to the owner of the aircraft, Tempus will be relieved of its commitment to purchase this aircraft and Tempus will receive an ongoing fee for managing the aircraft and lease contract.

Subsequent to December 31, 2015, effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, in support of a modification contract and expected operational contract with a government customer. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000.

The Company will continue to evaluate the merits of aviation asset ownership, whereby aircraft and related modifications will be owned by the Company, as compared to arrangements whereby the Company leases the aviation assets used in support of its customers. Factors considered will include availability of investment capital, required down payments, interest rates on asset backed loans, expected lease rates, expected customer utilization rates, expected customer duration and the level of guaranteed minimum usage to which our customers contractually commit.

For the year ended December 31, 2015, the Company incurred lease expense for aviation assets used in the provision of its services of $3,232,229. There were no lease expenses for aviation assets for the period from December 4, 2014 (date of inception) to December 31, 2014.

We ended 2015 with available liquidity of $1,288,495 consisting of unrestricted cash. We believe that cash on hand, funds generated from operations and secured borrowings for aircraft will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

None.

Distributions

For the twelve months ended December 31, 2015, our Tempus subsidiary, prior to the date of the Business Combination, made total distributions to one of its members in the amount of $309,015.

Contractual Obligations

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement. The future minimum lease payments associated with this lease as of December 31, 2015 total $17,291.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of December 31, 2015 total $162,000.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of December 31, 2015 total $18,000.

The Company has operating leases on three aircraft, as outlined below, used in the provision of aviation services to our customers in the United States and abroad. These aircraft are owned by Tempus Intermediate Holdings, LLC (“TIH”), which is controlled by John G. Gulbin III, a member of our Board of Directors.

			Monthly
	Start		Lease
Aircraft	Date	Term	Payment
Bell 412 – N80701	9/1/15	One Year	$25,000
Cessna Caravan 208B – N583JH	9/1/15	One Year	$18,000
Pilatus PC-12 – N840AG	9/1/15	One Year	$20,000

The future minimum lease payments associated with these aircraft leases as of December 31, 2015 is $504,000.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company paid a total aggregate base compensation of $232,682 in 2015 and expects to pay a total aggregate base compensation of approximately $600,000 in 2016, plus other normal customary fringe benefits and bonuses.

The Company has entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. The Company currently holds $750,000 in a customer deposit and has placed $500,000 on deposit with Pilatus Business Aircraft, Ltd. Tempus is in discussions with a company that has already purchased this aircraft. Pursuant to these discussions, Tempus expects to assign the lease contract to this company and to provide certain services for the management of this lease contract for such company. At such time as this service agreement is completed and the lease contract is assigned, the net deposit position Tempus holds will be transferred to the owner of the aircraft, Tempus will be relieved of its commitment to purchase this aircraft and Tempus will receive an ongoing fee for managing the aircraft and lease contract.

Subsequent to December 31, 2015, effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in any case at a value of $5,500,000.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the years ended December 31, 2015 and 2014 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment, flight operations and support. Our chief executive officer is the primary decision maker.

Principles of Consolidation

The consolidated financial statements include the accounts of Tempus Holdings and its subsidiaries. Significant inter-entity accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax

The Company follows the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes deferred tax assets or liabilities based on differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts calculated on enacted tax laws and rates applicable to the periods in which the differences are expected to be ultimately realized.

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

Tempus, a limited liability company, was the acquiror in the Business Combination; therefore, Tempus’ taxable income or loss for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) is allocated to its members in accordance with its operating agreement and is reflected in the members’ income taxes. The members' income tax filings are subject to audit by various taxing authorities depending on their physical residence. All members reside in the United States of America.

The accompanying consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 (the effective date of the Business Combination) through December 31, 2015.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes. No aircraft modification contracts were in progress during the fiscal year ended December 31, 2015. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $48,130 and $0 at December 31, 2015 and 2014, respectively.

Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight line basis over the term of the leases.

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours) and revenues earned from the provision of leased aircraft.

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs upon the date that the STC is formally granted by the FAA. We have recognized no amortization of these costs in 2015 or 2014.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. As of December 31, 2015, the Company has recognized amortization of computer software in the amount of $8,582. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-27 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive are as follows:

Name	Age	Position

Joseph R. Wright (c) (d)	77	Chairman
Benjamin Scott Terry (c)	52	Chief Executive Officer and Director
R. Lee Priest, Jr.	49	Chief Financial Officer and Secretary
Christopher D. Brady (b) (e)	61	Director
Peter A. Cohen (a)	69	Director
John G. Gulbin, III (c)	53	Director
Kenneth J. Krieg (a) (d) (e)	55	Director
Niall Olver (b) (d)	52	Director

(a)     Class I director (to serve until the first annual meeting of stockholders following the Business Combination)

(b)     Class II director nominee (to serve until the second annual meeting of stockholders following the Business Combination)

(c)     Class III director (to serve until the third annual meeting of stockholders following the Business Combination)

(d)     Member of the audit committee

(e)     Member of the compensation committee

Benjamin Scott Terry has served as our Chief Executive Officer since the closing of the Business Combination. Prior to the closing of the Business Combination, Mr. Terry served as Chief Executive Officer of Tempus since December 2014. Mr. Terry founded Tempus after 22 years of experience in U.S. government and corporate aviation. A former naval aviator, Mr. Terry has a strong track record of success while holding executive positions at Merrill Lynch & Co., Flight International, Inc., and Bombardier Aerospace. He has an undergraduate degree in Economics and an MBA from Boston University. Additionally, he completed a postgraduate study program in International Law from the University of London. Prior to returning to the United States to continue his career in aviation, Mr. Terry was admitted as a Ph.D. candidate in Finance and Trade at City University Business School in London. Mr. Terry is well qualified to serve on our board of directors due to his background in aviation and aviation services and his executive experience.

Joseph R. Wright has served as the Chairman of our Board of Directors since the closing of the Business Combination. He previously served as the Chairman of the Board and Chief Executive Officer of Chart Acquisition Corporation from December 2012 to July 2015. He has served as a Senior Advisor to The Chart Group, L.P., a merchant banking firm, since January 2010. Mr. Wright served as the Executive Chairman of the Board of Directors of MTN Satellite Communications from 2010 to 2015 and has served as Chairman of the Investment Committee of ClearSky Power & Technology Fund I LLC since 2011. Mr. Wright was Senior Advisor to Providence Equity Partners, LLC from July 2010 to June 2012 and Chief Executive Officer of Scientific Games Corp. from January 2009 to December 2010. From July 2006 to April 2008, Mr. Wright served as Chairman and Director of Intelsat., Ltd., a provider of global satellite services, and he served as Chief Executive Officer and Director of PanAmSat Corporation from August 2001 until it was combined with Intelsat in July 2006. Mr. Wright was Chairman and Director of GRC International, Inc. from 1996 to 2000 and was Executive Vice President and Vice Chairman of W.R. Grace & Co. from August 1989 to 1994. Mr. Wright was a member of President Reagan’s Cabinet and served as Director and Deputy Director of the White House Office of Management and Budget from March 1982 to 1989 and Deputy Secretary of the Department of Commerce from 1981 to 1982. In 1989, Mr. Wright was appointed to the President’s Export Council by President George H.W. Bush and served as Chairman of the Export Control Sub-Committee. In 2003, President George W. Bush appointed Mr. Wright to the President’s Commission on U.S. Postal Service Reform, the National Security Telecommunications Advisory Committee (NSTAC), the FCC’s Network Reliability and Interoperability Council and the FCC’s Media and Security Reliability Council. Mr. Wright presently serves on the current Administration’s Defense Business Board, which provides advice on the overall management and governance of the Department of Defense. Mr. Wright received the Distinguished Citizens Award from President Reagan in 1989. He is currently a Director of Cowen Group, Inc., the parent company of Cowen and Company, LLC. Mr. Wright received his undergraduate degree from the Colorado School of Mines and his graduate degree from Yale University in 1961. Mr. Wright is well qualified to serve on our board of directors due to his background as a chief executive officer and director and his background working in government and with private companies interacting with government.

R. Lee Priest, Jr. has served as our Chief Financial Officer since the closing of the Business Combination. Prior to the closing of the Business Combination, Mr. Priest served as Chief Financial Officer of Tempus since December 2014. Mr. Priest is a former naval aviator and Electronic Counter-Measures Officer on carrier based EA-6B aircraft. After his military career, Mr. Priest served as a Managing Director in the Aerospace, Defense and Government Services Group of BB&T Capital Markets. During his more than 15 years as an investment banker, Mr. Priest successfully advised on over 50 transactions and financings totaling over $5 billion for middle market aerospace and defense companies. Mr. Priest received a BS in aerospace engineering from the U.S. Naval Academy and an MBA from the University of Maryland.

Christopher D. Brady has served as a director since the closing of the Business Combination. He was previously the president and a member of Chart’s board of directors from December 2012 until July 2015. Mr. Brady founded The Chart Group L.P., a merchant banking firm and an affiliate of CAG, in 1994, and serves as its Chairman and Managing Director. Mr. Brady has over 25 years of experience in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies. Prior to founding The Chart Group L.P., Mr. Brady spent 14 years in the corporate finance and capital markets departments of Lehman Brothers from 1981-1987 and Dillon Read from 1987-1992. Mr. Brady currently serves as a director of Airborne Tactical Advantage Company (ATAC), a tactical military training service, Genesis Today, Inc., a supplier of natural health supplements, Miami International Holdings, a newly formed options exchange, South Carolina Research Association (SCRA), a state-sponsored technology development firm, PacStar Communications, Inc., a supplier of military communications systems, Remote Reality, a designer and manufacturer of ultra-wide-angle cameras, and Templeton Emerging Markets Investment Trust PLC, an international asset manager. Mr. Brady serves as the Chairman for Chart Capital Partners I, II and Chart Venture Partners. Mr. Brady served as a member of the Transition Team for the United States Army Secretary Dr. Francis Harvey 2004-2005. Mr. Brady earned his B.A. from Middlebury College and his M.B.A. from Columbia University Graduate School of Business. In addition, Mr. Brady is well qualified to serve on Chart’s board of directors due to his background in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies.

Peter A. Cohen has served as a director since the closing of the Business Combination. He was previously a member of Chart’s board of directors from September 2011 until July 2015. Mr. Cohen serves as Chief Executive Officer and Chairman of the board of directors of Cowen Group, Inc., a diversified financial services company, and parent company of Cowen and Company, LLC, one of the representatives of the underwriters of Chart’s initial public offering. Prior to Cowen Group, Mr. Cohen was the founder of Ramius LLC. He also served as a managing member and senior member of the Executive Committee of Ramius. After receiving his Bachelor of Science degree from Ohio State University in 1968, Mr. Cohen earned his M.B.A. from Columbia University in 1969 and began a career on Wall Street at Reynolds & Co. In 1970, he joined the firm which became Shearson Lehman Brothers. In 1973, Mr. Cohen became Assistant to the Chairman of the firm, Sanford Weill, and was involved in all aspects of the firm’s activities. In 1978, Mr. Cohen left Shearson for one year to work directly for Edmond Safra at Republic NY Corporation and Trade Development Bank Holdings in Geneva, Switzerland and returned to Shearson in 1979. Shearson merged with American Express in 1981 at which time he became President & Chief Operating Officer and in 1983 Chairman and Chief Executive Officer, a position he held until 1990. In 1991, Mr. Cohen formed Republic New York Securities and Republic Asset Management for Republic National Bank of New York and at the same time commenced the activities around which Ramius was formed in 1994. Over his career he has served on a number of corporate, industry and philanthropic boards, including The New York Stock Exchange, The Federal Reserve International Capital Market Advisory Committee, The Depository Trust Company, The Ohio State University Foundation, The New York City Opera, The American Express Company, GRC International, Olivetti SpA, Société Générale de Belgique, Telecom Italia SpA, Presidential Life Corporation, Kroll, Inc., and L-3 Communications. Mr. Cohen is presently a Director of Mount Sinai Hospital, Safe Auto Insurance, and Scientific Games Corporation. Mr. Cohen is well qualified to serve on our board of directors by virtue of his substantial corporate leadership and financial industry expertise and his significant investment experience.

John G. Gulbin III has served as a director since the closing of the Business Combination. He is the principal of the Tempus Jet group of companies, which he and Mr. Terry ran together until Mr. Terry founded Tempus. Mr. Gulbin began his career as an auditor with Deloitte before moving into a project finance role with GE Capital. Before transitioning to aerospace projects, he completed numerous power plant financings. Mr. Gulbin later became a Senior Vice President of Aircraft Finance for Lehman Brothers, Inc., where he successfully completed more than $4 billion in aircraft securitizations. He is a graduate of St. Bonaventure University. Mr. Gulbin is well qualified to serve on our board of directors due to his background in aviation services and aircraft finance.

Kenneth J. Krieg has served as a director since the closing of the Business Combination. He was previously a member of Chart’s board of directors from January 2014 until July 2015. Mr. Krieg heads McLean, VA-based Samford Global Strategies, a consulting practice focused on helping clients lead and manage through periods of strategic change. He also serves on the board of directors of several private companies, is an Executive in Residence at Renaissance Strategic Advisors, and is a Fellow at the Center for Naval Analyses and the Center for Strategic and International Studies. He served as the Undersecretary of Defense for Acquisition, Technology and Logistics (“USD (AT&L)”) from 2005 to 2007, with overall responsibility for the DoD procurement, research and development, and other major functions. Prior to his appointment as USD (AT&L), he served as Special Assistant to the Secretary of Defense and Director of Program Analysis & Evaluation, leading an organization that advises the Secretary of Defense on defense systems, programs, and investment alternatives. Before joining the DoD, he was Vice President and General Manager of the Office and Consumer Papers Division of International Paper Company. Mr. Krieg also recently served as a director of White Electronic Designs Corporation. Since February 2011, Mr. Krieg has served as a member of the board of directors of API Technologies Corp. (NASDAQ: ATNY). Mr. Krieg holds a Bachelor of Arts degree in history from Davidson College and a Master’s degree in Public Policy from the Kennedy School of Government at Harvard University. Mr. Krieg is well qualified to serve on our board of directors due to his background in government services and experience with public companies.

Niall Olver has served as a director since the closing of the Business Combination. From January 1994 until May 2015, he served as the Chief Executive Officer of ExecuJet Aviation Group. After serving for three years as an officer in the South African Air Force, Mr. Olver moved into the information technology sector and joined IBM as a Systems Engineer in 1984. In 1986, he accepted a position at Persetel, South Africa’s leading IT company, where he worked as a Large Systems Account Manager until 1993. Later that year his keen interest in aviation led to his appointment as managing director of ExecuJet, a recently established business aviation company at Lanseria Airport just outside Johannesburg, South Africa. Under Mr. Olver’s leadership, ExecuJet has evolved into a leading multi-national organisation, which offers a broad range of business aviation solutions, including corporate aircraft sales, flight operations, aircraft management, maintenance, fixed base operations and charter services. He has also overseen the establishment of a multi-national strategic alliance with Canada’s Bombardier Aerospace and subsequently with other OEMs. Today, Zurich Airport, Switzerland-headquartered ExecuJet Aviation Group comprises associated companies in Latin America, Europe, South Africa, the Middle East, Australasia and Asia. Mr. Olver also heads an investment and advisory firm, EJ Capital of Switzerland. He has also held and holds numerous interests and directorships in private companies, including in Axis Simulation, Piper Aircraft and Grob Aerospace. Mr. Olver holds a Bachelor of Commerce and Science, obtained from the University of South Africa. He also holds a professional pilot’s license but today only flies for personal business and leisure. Mr. Olver is well qualified to serve on our board of directors due to his background in aviation services and experience with international companies.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and each class serving a three-year term, except as otherwise described in this paragraph. The term of office of the first class of directors, consisting of Messrs. Cohen and Krieg, will expire at the first annual meeting of stockholders following the consummation of the Business Combination. The term of office of the second class of directors, consisting of Messrs. Brady and Olver, will expire at the second annual meeting of stockholders following the consummation of the Business Combination. The term of office of the third class of directors, consisting of Messrs. Wright, Terry and Gulbin, will expire at the third annual meeting of stockholders following the consummation of the Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other officers as may be determined by the board of directors. Collectively, through their positions described above, our officers and directors have extensive experience in aviation, private equity businesses, public companies and government services.

Committees of the Board of Directors

Audit Committee

Our audit committee is comprised of Messrs. Krieg, Olver and Wright. Our board of directors has affirmatively determined, in accordance with the NASDAQ Listing Rules, that each of Messrs. Krieg, Olver and Wright is independent under the standards applicable to audit committee members. Mr. Olver is the chairman of our audit committee. Each of Mr. Olver and Mr. Wright is an audit committee financial expert, as that term is defined under SEC rules, and each possesses financial sophistication as defined under the rules of NASDAQ. The designation does not impose on either Mr. Olver or Mr. Wright any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. As more fully described in its charter, our audit committee is directly responsible for, among other things:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual reports;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Our compensation committee is comprised of Messrs. Brady and Krieg. Our board of directors has affirmatively determined, in accordance with the NASDAQ Listing Rules, that each of Messrs. Brady and Krieg is independent under the standards applicable to compensation committee members, and that Mr. Brady’s beneficial ownership of our common stock is not so high as to impair his independence from management for purposes of serving on the committee. Each member of the committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined under Section 162(m) of the Code. As more fully described in its charter, our compensation committee is responsible for, among other things, determining and approving the compensation of our Chief Executive Officer and reviewing and approving the annual base salaries and annual incentive opportunities of our executive officers. We may utilize the services of independent consultants to perform analyses and to make recommendations relative to executive compensation matters. These analyses and recommendations are to be conveyed to the compensation committee, and the compensation committee takes such information into consideration in making its compensation decisions.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Bell, Shea, Burns and Sullivan. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Messrs. Bell, Shea, Burns and Sullivan are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers other than Peter A. Cohen’s Form 3 filed on November 2, 2015.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11. Executive Compensation

The following table sets forth all information concerning the compensation earned, for the fiscal year ended December 31, 2015 for services rendered to us by our CEO during 2015 and each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2015 whom we refer to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Benjamin Scott Terry, CEO	2015	$148,077							$148,077
R. Lee Priest, Jr., CFO	2015	$84,615							$84,615

Employment Agreements

Benjamin Scott Terry

On July 31, 2015, we entered into an employment agreement with Benjamin Scott Terry (the “Terry Employment Agreement”). Under the Terry Employment Agreement, Mr. Terry is to serve as our Chief Executive Officer for a term of three years, with automatic one year renewals unless either party provides notice of non-renewal at least 6 months prior to the expiration of the then current term. Mr. Terry is to receive a base salary of $350,000 per year, be entitled to receive an annual bonus (as determined by our board of directors or our compensation committee) and equity awards under our 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”), be provided with four weeks paid vacation, and be entitled to receive certain perquisites made available to our other senior executives in addition to the right to receive up to $50,000 per year in personal usage of our aircraft. In the event we terminate Mr. Terry’s employment without “cause” or by non-renewal or Mr. Terry terminates his employment for “good reason” (as each term is defined in the Terry Employment Agreement), Mr. Terry will, subject to providing us a customary release, (i) receive severance equal to his base salary plus the prior year’s bonus for twelve months, plus any earned but unpaid bonus awards, payable over twelve months in accordance with our regular payroll practices (except that in the case we terminate him by non-renewal, such severance will only be for six months), (ii) have any unvested equity awards accelerate and be exercisable for a period of twelve months (or such shorter period as required by the Incentive Plan) (except that in the case we terminate him by non-renewal, such period will be the period provided by the Incentive Plan) and (iii) receive payment or reimbursement for health insurance costs for up to eighteen months. In the event of Mr. Terry’s termination upon his death or “disability” (as defined in the Terry Employment Agreement), any of Mr. Terry’s unvested equity awards will accelerate and be exercisable for a period of twelve months (or such shorter period as required by the Incentive Plan). The Terry Employment Agreement also subjects Mr. Terry to certain provisions relating to non-competition and non-solicitation of our customers and employees for a period lasting until the later of July 31, 2018 or twelve months after termination of employment for any reason, as well as certain confidentiality and assignment of inventions provisions.

R. Lee Priest, Jr.

On July 31, 2015, we entered into an employment agreement with R. Lee Priest, Jr. (the “Priest Employment Agreement”). The Priest Employment Agreement is in substantially the same form as the Terry Employment Agreement, and the description of the Terry Employment Agreement is hereby incorporated herein, except that: (i) Mr. Priest shall serve as our Chief Financial Officer; (ii) Mr. Priest’s base salary is $200,000 per year; and (iii) Mr. Priest’s personal usage of our aircraft is limited to $17,500 per year.

Director Compensation

For the year ended December 31, 2015, our non-employee directors accrued the compensation indicated below. Mr. Terry, our CEO, also serves as a director, but he receives no additional compensation for his service as a director and his full compensation is reflected in the Summary Compensation Table, above.

Director Compensation

Name	Fees earned or paid in cash(1) ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph R. Wright	$22,833	$0	$0	$0	$0	$0	$22,833
Christopher D. Brady	3,000	0	0	0	0	0	3,000
Peter A. Cohen	2,000	0	0	0	0	0	2,000
John G. Gulbin, III	2,000	0	0	0	0	0	2,000
Kenneth J. Krieg	2,000	0	0	0	0	0	2,000
Niall Olver	3,000	0	0	0	0	0	3,000

(1) As of December 31, 2015, accrued but not paid.

Each non-employee member of our board of directors receives a fee of $1,000 for each board meeting attended in person or by phone, except for committee chairmen, who receive a fee of $1,500 for each such meeting. In addition to his $1,000 fee per meeting, the chairman of our board receives an annual fee of $50,000. As of December 31, 2015, none of our directors received or accrued any compensation other than meeting fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

As used in the table below, the term beneficial ownership with respect to the common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of the common stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of the common stock). Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

We have based our calculation of the percentage of beneficial ownership on 9,720,218 shares of our common stock outstanding on March 24, 2016.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Outstanding Common Stock (2)
Chart Acquisition Group LLC (3)	7,119,676	47.7%
The Chart Group L.P. (3)	7,427,176	49.7%
Christopher D. Brady (3)	7,535,926	50.5%
Joseph Wright (4)	569,276	5.7%
Peter A. Cohen (5)	3,615,203	30.0%
Kenneth J. Krieg (6)	-	-
Cowen Investments LLC (5)	3,615,203	30.0%
Benjamin Scott Terry (7)	2,032,944	20.9%
R. Lee Priest, Jr. (8)	407,949	4.2%
John G. Gulbin III (9)	1,790,813	18.4%
Niall Olver (10)	-	-
All directors and officers as a group (8 persons)	15,952,761	89.5%

1. Unless otherwise noted, the business address of each of the persons and entities listed above is 133 Waller Mill Road, Williamsburg, Virginia, 23815.

2. Includes 234,375 shares which will be subject to forfeiture on a pro-rata basis by the initial stockholders in the event the last sales price of the common stock does not equal or exceed $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of the Business Combination. An additional 234,375 shares will be subject to forfeiture on a pro-rata basis by the initial stockholders in the event the last sales price of the common stock does not equal or exceed $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 60 months following the closing of the Business Combination.

3. Chart Acquisition Group LLC is the holder of 1,906,258 shares, comprised of 750,000 founder shares, 231,250 placement shares, 770,840 shares issued as Financing Securities and 154,168 shares issued as Purchased Securities. Chart Acquisition Group LLC also is the holder of 4,314,104 warrants that are exercisable within 60 days, including 578,130 Series A-2 Warrants, 115,626 Series A-3 Warrants, 192,710 Series B-2 Warrants and 38,542 Series B-3 Warrants. The number of shares of common stock underlying the Series B Warrants (an aggregate of 1,130,566 shares of common stock) was calculated using the “Alternate Cashless Exercise” provision set forth in section 1(d)(ii) of the Series B Warrants. The “Alternate Cashless Exercise” feature of the Series B Warrants is available to holders of Series B Warrants, including the Reporting Persons, because, as of the filing date of this Schedule 13G, the volume weighted average price (“VWAP”) of the common stock on the immediately preceding trading day was not greater than $4.00. The number of shares of common stock issuable upon an “Alternate Cashless Exercise” varies based on the applicable VWAP and is calculated pursuant to the “Alternate Cashless Exercise” provision set forth in section 1(d)(ii) of the Series B Warrants. The calculation reflected herein assumes the maximum number of shares issuable upon an “Alternate Cashless Exercise.” The Chart Group L.P. is the direct holder of 307,500 shares and, through its membership interest in Chart Acquisition Group LLC, is the indirect holder of 1,906,258 shares and 4,314,104 warrants that are exercisable within 60 days. The Chart Group L.P., the sole managing member of Chart Acquisition Group LLC, is a limited partnership that is managed and controlled by its general partner, Antwerp L.L.C., a New York limited liability company. Mr. Brady owns a majority of the membership interests in Antwerp L.L.C., and is its Chief Executive Officer and a member of its Management Committee. As such, Mr. Brady may be deemed to have effective control of Antwerp L.L.C. and thereby effective control over The Chart Group L.P. and Chart Acquisition Group LLC and may exercise voting and dispositive power with respect to the shares held by Chart Acquisition Group LLC and The Chart Group L.P. Consequently, Mr. Brady may be deemed the beneficial owner of the 2,213,758 shares and 4,314,104 warrants that are exercisable within 60 days that are held by The Chart Group L.P. or Chart Acquisition Group LLC. Mr. Brady directly holds 108,750 founder shares. Additionally, on January 21, 2016, the Company granted Mr. Brady an option to purchase 30,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019. Mr. Brady disclaims beneficial ownership over any shares owned by The Chart Group L.P. or Chart Acquisition Group LLC over which he does not have any pecuniary interest.

4. Mr. Wright holds 287,492 shares, comprised of 225,000 founder shares, 12,500 placement shares, 41,660 shares issued as Financing Securities and 8,332 shares issued as Purchased Securities. Mr. Wright also is the holder of 233,180 warrants that are exercisable within 60 days, including 31,245 Series A-2 Warrants, 6,249 Series A-3 Warrants, 10,415 Series B-2 Warrants and 2,083 Series B-3 Warrants. The number of shares of common stock underlying the Series B Warrants (an aggregate of 61,102 shares of common stock) was calculated using the “Alternate Cashless Exercise” provision set forth in section 1(d)(ii) of the Series B Warrants. The “Alternate Cashless Exercise” feature of the Series B Warrants is available to holders of Series B Warrants, including the Reporting Persons, because, as of the filing date of this Schedule 13G, the volume weighted average price (“VWAP”) of the common stock on the immediately preceding trading day was not greater than $4.00. The number of shares of common stock issuable upon an “Alternate Cashless Exercise” varies based on the applicable VWAP and is calculated pursuant to the “Alternate Cashless Exercise” provision set forth in section 1(d)(ii) of the Series B Warrants. The calculation reflected herein assumes the maximum number of shares issuable upon an “Alternate Cashless Exercise.” Additionally, on January 21, 2016, the Company granted Mr. Wright an option to purchase 50,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

5. RCG LV Pearl, LLC is the sole member of Cowen Investments LLC. RCG LV Pearl, LLC disclaims beneficial ownership of the shares held by Cowen Investments LLC. Cowen Group, Inc. is the sole member of RCG LV Pearl, LLC. Cowen Group, Inc. disclaims beneficial ownership of the shares held by Cowen Investments LLC. Peter A. Cohen, the Chairman and Chief Executive Officer of Cowen Group, Inc., has voting and investment control over the shares held by Cowen Investments LLC. Mr. Cohen disclaims beneficial ownership of these shares. The address for Cowen Investments LLC is 599 Lexington Avenue, New York, NY 10022. Cowen Investments LLC is the holder of 1,297,916 shares, comprised of 131,250 placement shares, 437,500 shares issued as Financing Securities and 87,500 shares issued as Purchased Securities and 641,666 shares of common stock issued pursuant to the exercise of Series B warrants. Cowen Investments LLC also is the holder of 2,317,827 warrants that are exercisable within 60 days, including 328,125 Series A-2 Warrants and 65,625 Series A-3 Warrants. Additionally, on January 21, 2016, the Company granted Mr. Cohen an option to purchase 30,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

6. On January 21, 2016, the Company granted Mr. Krieg an option to purchase 50,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

7. On January 21, 2016, the Company granted Mr. Terry an option to purchase 30,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

8. Mr. Priest holds 36,421 Merger Shares directly. Mr. Priest holds through his individual retirement account, MSSB C/F Robert Lee Priest, Jr., of which he is the beneficial owner, an additional 125,000 shares issued as Financing Securities and a total of 125,000 warrants that are exercisable within 60 days, comprised of 93,750 Series A-2 Warrants and 31,250 Series B-2 Warrants. The number of shares of common stock underlying the Series B Warrants (an aggregate of 152,778 shares of common stock) was calculated using the “Alternate Cashless Exercise” provision set forth in section 1(d)(ii) of the Series B Warrants. The “Alternate Cashless Exercise” feature of the Series B Warrants is available to holders of Series B Warrants, including the Reporting Persons, because, as of the filing date of this Schedule 13G, the volume weighted average price (“VWAP”) of the common stock on the immediately preceding trading day was not greater than $4.00. The number of shares of common stock issuable upon an “Alternate Cashless Exercise” varies based on the applicable VWAP and is calculated pursuant to the “Alternate Cashless Exercise” provision set forth in section 1(d)(ii) of the Series B Warrants. The calculation reflected herein assumes the maximum number of shares issuable upon an “Alternate Cashless Exercise.” Additionally, on January 21, 2016, the Company granted Mr. Priest an option to purchase 50,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

9. On January 21, 2016, the Company granted Mr. Gulbin an option to purchase 30,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

10. On January 21, 2016, the Company granted Mr. Olver an option to purchase 30,000 shares, at an exercise price of $2.05 per share. Such option will not vest until January 21, 2019.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Chart Related Person Transactions

Chart’s initial stockholders acquired 1,875,000 founder shares, after giving effect to Chart’s 0.75-for-1 reverse stock split effectuated on July 10, 2012, for an aggregate purchase price of $25,000. In January 2012, CAG, one of the initial stockholders, transferred an aggregate of 337,500 founder shares to Chart’s former directors and an aggregate of 890,625 shares to The Chart Group, L.P., the sole managing member of CAG. Subsequently in January 2012, The Chart Group, L.P. transferred an aggregate of 525,469 founder shares to certain of Chart’s officers and certain affiliates and officers of The Chart Group, L.P. On April 17, 2012, CAG transferred 37,500 founder shares to a former director of Chart.

CAG purchased 231,250 placement units, Mr. Wright purchased 12,500 placement units and Cowen purchased 131,250 placement units, at the price of $10.00 per unit for an aggregate purchase price of $3,750,000 in a private placement that occurred simultaneously with the closing of Chart’s IPO. All of the proceeds from the purchase price of the placement units were added to the proceeds from Chart’s IPO held in the trust account pending Chart’s completion of an initial business combination.

Commencing on December 14, 2012, Chart paid The Chart Group L.P., an affiliate of CAG, $10,000 per month for office space, administrative services and secretarial support. Upon consummation of the Business Combination, Chart ceased paying these monthly fees.

Between December 2012 and July 2015, Chart issued an aggregate of $2,290,000 in promissory notes to CAG, Mr. Wright and Cowen to fund operations. These notes were paid off in connection with the closing of the Business Combination.

In the Financing prior to the consummation of the Business Combination, the Chart Affiliate Investors, consisting of CAG, Mr. Wright and Cowen, invested an aggregate amount of $5.0 million in Chart Financing Sub, and as result, the Chart Affiliate Investors received in the Business Combination collectively 1,250,000 shares of common stock, 937,500 Series A-2 Warrants and 312,500 Series B-2 Warrants.

On August 14, 2015, we entered into the Securities Purchase Agreement with CAG, Mr. Wright and Cowen, and consummated the transactions contemplated thereby, pursuant to which these investors acquired certain securities from us for an aggregate purchase price of $1 million. Specifically, (x) CAG acquired 154,168 shares of common stock, 115,626 Series A-3 Warrants and 38,542 Series B-3 Warrants, (y) Mr. Wright acquired 8,332 shares of common stock, 6,249 Series A-3 Warrants and 2,083 Series B-3 Warrants, and (z) Cowen acquired 87,500 shares of common stock, 65,625 Series A-3 Warrants and 21,875 Series B-3 Warrants.

Tempus Related Person Transactions

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In the Financing prior to the consummation of the Business Combination, Mr. Priest, our Chief Financial Officer, invested through his individual retirement account, $500,000 in Chart Financing Sub Inc., and as a result, he received in the Business Combination 125,000 shares of common stock, 93,750 Series A-2 Warrants and 31,250 Series B-2 Warrants.

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

Jackson River Aviation (“JRA”) is controlled by Benjamin Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA provides Federal Aviation Regulations (“FAR”) Part 135 aircraft charter services to the Company. As of December 31, 2015, the Company had a net outstanding payable to JRA for $7,958. Total purchases by the Company from JRA for the year ended December 31, 2015 were $335,795. Billings by the Company to JRA for the year ended December 31, 2015 were $25,706.

TIH is controlled by John G. Gulbin III, a member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers, see Note 11, Commitments and contingencies, above. In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is expected to be limited to certain shared information technology and marketing expenses, which will be incurred at cost.

Total purchases by the Company from TIH for the year ended December 31, 2015 were $1,943,992. Total billings from the Company to TIH for the year ended December 31, 2015 were $756,025. The net outstanding payable from Tempus to TIH at December 31, 2015 was $295,561.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

Director Independence

Our board of directors has affirmatively determined, in accordance with the Listing Rules of the NASDAQ Stock Market LLC (the "NASDAQ Listing Rules"), that each of Messrs. Wright, Brady, Gulbin, Krieg and Olver is independent under the standards applicable to the determination of whether our board includes a majority of independent directors. As a consequence, our board includes a majority of independent directors. It is anticipated that our board of directors will affirmatively determine that no director (other than Messrs. Terry and Cohen) has a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us.

Item 14. Principal Accountant Fees and Services.

On August 14, 2015, with the approval of our audit committee, we engaged EDD as our new independent registered public accounting firm. The following is a summary of fees paid or to be paid to EDD for services rendered.

Audit Fees. Audit fees consist of fees billed and expected to be billed for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC. For the year ended December 31, 2015, and the period from December 4, 2014 (date of inception) to December 31, 2014, these amounts totaled $155,300 and $50,700, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed related to regulatory filings on Form S-1, filings related to the merger with Chart Acquisition Corporation, and other services regarding various issues includeing potential transactions. For the year ended December 31, 2015 and the period from December 4, 2014 (date of inception) to December 31, 2014, these amounts totaled $109,700 and $10,000 respectively.

Tax Fees. We did not pay EDD for tax planning and tax advice for the year ended December 31, 2015.

All Other Fees. We did not pay EDD for other services for the year ended December 31, 2015

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated January 5, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.2	First Amendment to Agreement and Plan of Merger, dated March 20, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.3	Second Amendment to Agreement and Plan of Merger, dated June 10, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, Chart Financing Sub Inc., TAS Financing Sub Inc., the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.4	Third Amendment to Agreement and Plan of Merger, dated as of July 15, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, Chart Financing Sub Inc., TAS Financing Sub Inc., the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

3.1	Amended and Restated Certificate of Incorporation of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the registrant on August 6, 2015)

3.2	Amended and Restated Bylaws of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the registrant on August 6, 2015)

3.3	Certificate of Designations for Series A Convertible Preferred Stock of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Form 8-K filed by the registrant on August 6, 2015)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

4.2	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

4.3	Specimen Series A-1 Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the registrant on August 6, 2015)

4.4	Specimen Series A-2 Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by the registrant on August 6, 2015)

4.5	Specimen Series A-3 Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the registrant on August 17, 2015)

4.6	Specimen Series B-1 Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Form 8-K filed by the registrant on August 6, 2015)

4.7	Specimen Series B-2 Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Form 8-K filed by the registrant on August 6, 2015)

4.8	Specimen Series B-3 Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the registrant on August 17, 2015)

4.9	Third Amended and Restated Warrant Agreement, dated June 11, 2015, by and between Chart Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Chart Acquisition Corp. on June 12, 2015)

10.1	Form of Registration Rights Agreement dated as of July 31, 2015 by and among Tempus Applied Solutions Holdings, Inc. and the New Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on August 6, 2015)

10.2	Form of Registration Rights Agreement dated as of July 31, 2015 by and among Tempus Applied Solutions Holdings, Inc. and the stockholders of Tempus Applied Solutions Holdings, Inc. named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 6, 2015)

10.3	Non-Competition and Non-Solicitation Agreement dated as of July 31, 2015 by John G. Gulbin III and Tempus Intermediate Holdings, LLC in favor of and for the benefit of Tempus Applied Solutions Holdings, Inc., Tempus Applied Solutions, LLC, and each of their respective present and future successors and direct and indirect subsidiaries (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the registrant on August 6, 2015)

10.4	Tempus Applied Solutions Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the registrant on August 6, 2015)

10.5	Promissory Note, issued to R. Lee Priest, Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.6	Form of Purchase and Exchange Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc., TAS Financing Sub Inc. and each New Investor (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.7	Form of First Amendment to the Purchase and Exchange Agreement effective as of July 15, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc., TAS Financing Sub Inc. and each New Investor (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.8	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and TAS Financing Sub Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.9	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and each Affiliate Investor (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.10	Employment Agreement dated as of July 31, 2015 between Tempus Applied Solutions Holdings, Inc. and Benjamin Scott Terry (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by the registrant on August 6, 2015)

10.11	Employment Agreement dated as of July 31, 2015 between Tempus Applied Solutions Holdings, Inc. and R. Lee Priest, Jr. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the registrant on August 6, 2015)

10.12	Registration Rights Agreement, dated as of December 13, 2012, by and among Chart Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Chart Acquisition Corp. on December 19, 2012)

10.13	Form of First Amendment to Registration Rights Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp. and certain initial investors (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Chart Acquisition Corp. on June 11, 2015)

10.14	Form of Second Amendment to Registration Rights Agreement dated as of July 31, 2015 by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC, Joseph Wright and the other holder parties thereto (incorporated by reference to Exhibit 10.14 to the Form 8-K filed by the registrant on August 6, 2015)

10.15	Form of Third Amendment to Registration Rights Agreement, dated as of August 14, 2015, by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC, Joseph Wright and the other holder parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 17, 2015)

10.16	Waiver letter dated July 30, 2015 by and among Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC and Joseph Wright (incorporated by reference to Exhibit 10.15 to the Form 8-K filed by the registrant on August 6, 2015)

10.17	Letter Agreement, dated December 13, 2012, by and between Chart Acquisition Corp., certain of its security holders and officers and directors, Deutsche Bank Securities, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Chart Acquisition Corp. on December 19, 2012)

10.18	Securities Purchase Agreement, dated as of August 14, 2015, by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Group LLC, Mr. Wright and Cowen Investments LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on August 17, 2015)

21.1	Subsidiaries of Tempus Applied Solutions Holdings, Inc.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Calculation Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Calculation Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Williamsburg, Commonwealth of Virginia, on March 25, 2016.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

By:	/s/ R. Lee Priest Jr.
Name:	R. Lee Priest, Jr.
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Benjamin Scott Terry	Chief Executive Officer and Director	March 25, 2016
Benjamin Scott Terry	(Principal Executive Officer)

/s/ R. Lee Priest Jr.	Chief Financial Officer	March 25, 2016
R. Lee Priest Jr.	(Principal Financial and Accounting Officer)

/s/ Joseph R. Wright	Director	March 25, 2016
Joseph R. Wright

/s/ Christopher D. Brady	Director	March 25, 2016
Christopher D. Brady

/s/ Peter A. Cohen	Director	March 25, 2016
Peter A. Cohen

/s/ John G. Gulbin, III	Director	March 25, 2016
John G. Gulbin, III

/s/ Kenneth J. Krieg	Director	March 25, 2016
Kenneth J. Krieg

/s/ Niall Olver	Director	March 25, 2016
Niall Olver

TEMPUS APPLIED SOLUTIONS
HOLDINGS, INC.

Williamsburg, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tempus Applied Solutions Holdings, Inc.

Williamsburg, Virginia

We have audited the accompanying consolidated balance sheets of Tempus Applied Solutions Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2015 and for the period from December 4, 2014 (date of inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tempus Applied Solutions Holdings, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from December 4, 2014 (date of inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ELLIOTT DAVIS DECOSIMO, LLC

Greenville, South Carolina

March 25, 2016

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS
	As of December 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$1,288,495	$1,466,019
Restricted cash	1,100,000	-
Accounts receivable:
Trade, net	855,963	-
Other	21,697	-
Related party	27,818	-
Inventory	24,999	-
Other assets	373,074	-

Total current assets	3,692,046	1,466,019

PROPERTY AND EQUIPMENT, NET	117,398	2,315

OTHER ASSETS
Deposits	515,000	-
Intangibles, net	537,884	33,951

Total other assets	1,052,884	33,951

Total assets	$4,862,328	$1,502,285

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	As of December 31,
	2015	2014
CURRENT LIABILITIES
Accounts payable:
Trade	$995,105	$48,166
Related party	331,337	30,101
Accrued liabilities	1,313,970	36,008
Deferred revenue	48,130	-
Customer deposits	754,545	-

Total current liabilities	3,443,087	114,275

LONG TERM LIABILITIES
Loan from officer	-	489,899
Common stock warrant liability	11,242,800	-

Total long term liabilities	11,242,800	489,899

Total liabilities	14,685,887	604,174

Commitments and contingencies - Note 7

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 14,000,000 shares authorized, 1,369,735 and 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	137	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 8,836,421 and 3,642,084 shares issued and outstanding at December 31, 2015 and 2014, respectively	884	364
Additional paid in capital	262,496	1,009,737
Accumulated deficit	(10,087,076)	(111,990)
Total stockholders’ equity (deficit)	(9,823,559)	898,111
Total liabilities and stockholders' equity (deficit)	$4,862,328	$1,502,285

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

		Period from December 4,
	Year Ended	2014 (inception) to
	December 31, 2015	December 31, 2014
REVENUES	$11,933,433	$-

COST OF REVENUE	11,468,010	-

Gross profit	465,423	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,614,846	110,916

Total operating loss	(4,149,423)	(110,916)

OTHER INCOME (EXPENSE)
Interest expense	(22,334)	(1,074)
Non-operational income (expense)	(3,354,064)	-

Total other income (expense)	(3,376,398)	(1,074)

NET LOSS	$(7,525,821)	$(111,990)

BASIC LOSS PER COMMON SHARE	$(1.30)	$(0.03)

DILUTED LOSS PER COMMON SHARE	$(1.30)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC	5,807,166	3,642,084

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED	5,807,166	3,642,084

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional		Total
	$0.0001 par value		$0.0001 par value		paid in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance, December 4, 2014 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(111,990)	(111,990)
Contributed capital	3,642,084	364	-	-	1,009,737	-	1,010,101
Balance, December 31, 2014	3,642,084	364	-	-	1,009,737	(111,990)	898,111
Net loss	-	-	-	-	-	(7,525,821)	(7,525,821)
Distributions	-	-	-	-	-	(309,015)	(309,015)
Business Combination, net	4,774,465	477	1,369,735	137	2,525,251	-	2,525,865
Fair value of Series A and B warrant liabilities	-	-	-	-	(6,675,200)	-	(6,675,200)
Issuance of common stock and warrants	375,000	38	-	-	999,962	-	1,000,000
Issuance of common stock	44,872	5	-	-	262,496	-	262,501
Adjustment to additional paid in capital	-	-	-	-	2,140,250	(2,140,250)	-
Balance, December 31, 2015	8,836,421	$884	1,369,735	$137	$262,496	$(10,087,076)	$(9,823,559)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

		Period from
		December 4,
		2014 (inception)
	Year Ended December 31,	to December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,525,821)	$(111,990)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	23,029	-
Non-cash stock issuance	262,501	-
Provision for doubtful accounts	14,600	-
Provision for standby letter of credit	750,000
Fair value adjustment of common stock warrants	3,095,700	-

Changes in operating assets and liabilities:
Accounts receivable-trade	(870,563)	75,952
Accounts receivable-other	(21,697)	-
Due to/from related parties	273,418	-
Inventory	(24,999)	-
Other current assets	(373,074)	-
Deposits	(515,000)	-
Accounts payable-trade	946,939	-
Accrued liabilities	527,962	36,008
Deferred revenue	48,130	-
Customer deposits	754,545	-
Net cash used for operating activities	(2,634,330)	(30)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(129,530)	-
Purchases of intangible assets	(462,515)	(33,951)
Purchase of business, net of cash acquired	(50,000)	-
Increase in restricted cash	(1,100,000)	-
Net cash used for investing activities	(1,742,045)	(33,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of loan from officer	(489,899)	489,899
Issuance of common stock, preferred stock and warrants pursuant to Business Combination and Financing (see Note 14)	16,000,000	-
Issuance of common stock and warrants	1,000,000	-
Payment of costs related to Business Combination and Financing (see Note 14)	(12,214,875)	-
Cash from business acquired pursuant to the Business Combination	212,640	-
Member contributions prior to Business Combination	-	1,010,101
Member distributions prior to Business Combination	(309,015)	-
Net cash provided by financing activities	4,198,851	1,500,000

Net (decrease) increase in cash	(177,524)	1,466,019

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period	1,466,019	-
Cash and cash equivalents at the end of the period	$1,288,495	$1,466,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,334	$-

Supplemental disclosure of non-cash financing activities:
Purchases of property and equipment included in accounts payable	$-	$2,315
Initial fair value of common stock warrant liability	$8,147,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014 as a direct, wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”). Tempus was organized under the laws of Delaware on December 4, 2014 and provides turnkey flight operations, customized design, engineering and modification solutions and training services that support critical aviation missions of the United States Department of Defense (the “DoD”), the U.S. intelligence community, foreign governments, heads of state and high net worth individuals worldwide. Tempus currently has the following seven subsidiaries: two wholly owned operating subsidiaries, Tempus Manx Aviation Limited and Global Aviation Support, LLC; Proflight Aviation Services LLC, a recently purchased wholly owned entity through which Tempus offers certain flight training services; and four recently formed, wholly owned entities that do not yet have any operations, Tempus Applied Solutions, Inc., Tempus Aero Solutions AG, Tempus Applied Solutions Limited and Tempus Training Solutions, LLC. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses.

On July 31, 2015, pursuant to an Agreement and Plan of Merger dated as of January 5, 2015, as amended (the “Merger Agreement”), by and among Tempus Holdings, Chart, Tempus, the holders of Tempus’ membership interests named in the Merger Agreement (the “Members”), Benjamin Scott Terry and John G. Gulbin III (together, in their capacity under the Merger Agreement as the representative of the Members for the purposes set forth therein, the “Members’ Representative”), Chart Merger Sub Inc. (“Chart Merger Sub”), Chart Financing Sub Inc. (“Chart Financing Sub”), TAS Merger Sub LLC (“Tempus Merger Sub”), TAS Financing Sub Inc. (“Tempus Financing Sub”), Chart Acquisition Group LLC (“CAG”), in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Members and their successors and assigns) for the purposes set forth therein and, for the limited purposes set forth therein, CAG, Joseph Wright and Cowen Investments LLC, the following was effected: (i) Chart Financing Sub and Chart Merger Sub merged with and into Chart, with Chart continuing as the surviving entity; (ii) Tempus Financing Sub and Tempus Merger Sub merged with and into Tempus, with Tempus continuing as the surviving entity; and (iii) each of Chart and Tempus became wholly owned subsidiaries of the Company. We refer to the transactions contemplated by the Merger Agreement as the “Business Combination.”

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the years ended December 31, 2015 and 2014 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment, flight operations and support. Our chief executive officer is the primary decision maker.

Principles of Consolidation

The consolidated financial statements include the accounts of Tempus Holdings and its subsidiaries. Significant inter-entity accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax

The Company follows the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes deferred tax assets or liabilities based on differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts calculated on enacted tax laws and rates applicable to the periods in which the differences are expected to be ultimately realized.

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

Tempus, a limited liability company, was the acquiror in the Business Combination; therefore, Tempus’ taxable income or loss for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) is allocated to its members in accordance with its operating agreement and is reflected in the members’ income taxes. The members' income tax filings are subject to audit by various taxing authorities depending on their physical residence. All members reside in the United States of America.

The accompanying consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 (the effective date of the Business Combination) through December 31, 2015.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes. No aircraft modification contracts were in progress during the fiscal year ended December 31, 2015. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $48,130 and $0 at December 31, 2015 and 2014, respectively.

Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight line basis over the term of the leases.

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours) and revenues earned from the provision of leased aircraft.

Pre-contract Costs

We capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred, if we determine that it is probable that we will be awarded a specific anticipated contract. These capitalized costs are recognized as a cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, for that particular contract. Capitalized pre-contract costs of $334,134 at December 31, 2015 are included in other current assets in the accompanying consolidated balance sheets. There were no capitalized pre-contract costs as of December 31, 2014. Should future orders not materialize or should we determine that the costs are no longer probable of recovery, the associated capitalized costs would be written off.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash balances usually do exceed federally insured limits.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash. As of December 31, 2015, the Company had a restricted cash balance of $1,100,000. This balance consists of a $350,000 certificate of deposit that secures the Company’s credit card borrowings and a $750,000 certificate of deposit that secures a standby letter of credit in support of the Company’s response to a formal contract bid.

Standby Letters of Credit

As of December 31, 2015, the Company had deposited $750,000 into a certificate of deposit to secure a standby letter of credit in support of the Company’s response to a formal contract bid. The standby letter of credit was included in restricted cash and cancellable only by the beneficiary in certain circumstances, to draw drafts on the issuing bank up to the face amount of the standby letter of credit under the rules relating to the contract billing process in which the $750,000 served as a bid bond. Subsequent to December 31, 2015 (see Note 15, Subsequent Events), the beneficiary drew on the entirety of the standby letter of credit, and we have retrospectively taken a full reserve to account for this development, which is included in accrued liabilities in the accompanying consolidated balance sheets (see Notes 6 and 15 below).

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company has recorded an allowance for doubtful accounts in an amount of $14,600 as of December 31, 2015.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. As of December 31, 2015, the Company has recognized depreciation of fixed assets in the amount of $14,447. There was no recognized depreciation as of December 31, 2014. Depreciation is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5
Furniture and fixtures	3-5

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs upon the date that the STC is formally granted by the FAA. We have recognized no amortization of these costs in 2015 or 2014.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. As of December 31, 2015, the Company has recognized amortization of computer software in the amount of $8,582. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3

Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the fair value of cash flows expected to result from the sale of the asset and amounts expected to be realized upon its eventual disposition.

Customer Deposits

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was approximately $627,000 and $0 for the years ended December 31, 2015 and the period from December 4, 2014 (date of inception) to December 31, 2014, respectively.

Inventory

The Company values its inventory at the lower of average cost, first-in-first-out (“FIFO”) or net realizable value. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. Inventory at December 31, 2015 consisted of work in process for an engineering support contract that has since been completed.

Fair Value of Financial Instruments

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the accompanying consolidated balance sheets.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. These reclassifications had no material effect on the previously reported results of operations or accumulated deficit.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance of the consolidated financial statements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the year ended December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The effective date of the standard is for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Under the update, deferred taxes would be classified as noncurrent in the statement of financial position instead of being separated into current and non-current amounts. The ASU is effective for financial statements issued after January 1, 2017 with early adoption permitted. Additionally, the Company may apply the standard either prospectively or retrospectively. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.	CUSTOMER AND VENDOR CONCENTRATION

We have significant customer concentration, with two customers representing greater than 10% of our revenues and accounts receivable for the year ended December 31, 2015:

	Revenue		Accounts Receivable
Customer A	$4,094,994	34%	$392,453	46%
Customer B	6,424,766	54%	442,885	52%
Other customers	1,413,673	12%	20,625	2%
	$11,933,433	100%	$855,963	100%

We have significant vendor concentration, with one vendor representing greater than 10% of our purchases for the year ended December 31, 2015:

		% of Accounts
	% of Purchases	payable, Trade
Vendor A	19%	20%

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,	December 31,
	2015	2014
Network data center	$126,179	$-
Personal computers	5,210	2,315
Furniture and fixtures	456	-
Total	131,845	2,315
Accumulated depreciation	(14,447)	-
Property and equipment, net	$117,398	$2,315

5.	INTANGIBLES, NET

Intangibles, net consists of the following:

	December 31,	December 31,
	2015	2014
Infinite-lived intangible assets:
FAA licenses	$50,000	$-

Finite-lived intangible assets:
STC costs	414,226	-
Accumulated amortization	-	-
	414,226	-

Software	82,240	33,951
Accumulated amortization	(8,582)	-
	73,658	33,951

Total intangible assets, net	$537,884	$33,951

FAA licenses includes the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate.

STC costs relate to our efforts to gain approval from the FAA for modifications to Gulfstream III, IV and V business jets to upgrade them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. Tempus expects to spend an additional $50,000 to complete this STC and for it to be complete in the second quarter of 2016. Estimated amortization of this STC will be over its estimated economic life of five years is as follows:

Estimated STC Amortization
2016	$46,443
2017	92,845
2018	92,845
2019	92,845
2020	92,845
2021	46,443
Total	$464,226

For the year ended December 31, 2015, recognized amortization of software was $8,582, all associated with software purchases. Future amortization schedules associated with existing software is as follows:

Software Amortization
2016	$27,413
2017	27,413
2018	18,832
Total	$73,658

6.	ACCRUED LIABILITES

Accrued liabilities at December 31, 2015 include the following:

	December 31, 2015	December 31, 2014
Reserve for standby letter of credit	$750,000	$-
Legal	131,203	-
Accrued salaries and wages	128,215	34,934
Aircraft maintenance	110,000	-
Accrued paid time off	57,352	-
Board of Director’s fees	34,833	-
Other	102,367	1,074
Total	$1,313,970	$36,008

7.	COMMITMENTS AND CONTINGENCIES

The Company incurred lease expense for real office and hangar space for the year ended December 31, 2015, of $207,439. Lease expense for aircraft and simulators was $3,232,229 for the year ended December 31, 2015. There were no lease expenses for the period from December 4, 2014 (date of inception) to December 31, 2014.

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement. The future minimum lease payments associated with this lease as of December 31, 2015 total $17,291.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of December 31, 2015 total $162,000.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of December 31, 2015 total $18,000.

The Company has operating leases on three aircraft, as outlined below, used in the provision of aviation services to our customers in the United States and abroad. These aircraft are owned by Tempus Intermediate Holdings, LLC (“TIH”), which is controlled by John G. Gulbin III, a member of our Board of Directors. (See Note 8 below).

			Monthly
	Start		Lease
Aircraft	Date	Term	Payment
Bell 412 – N80701	9/1/15	One Year	$25,000
Cessna Caravan 208B – N583JH	9/1/15	One Year	$18,000
Pilatus PC-12 – N840AG	9/1/15	One Year	$20,000

The future minimum lease payments associated with these aircraft leases as of December 31, 2015 is $504,000.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company paid a total aggregate base compensation of $232,682 in 2015 and expects to pay a total aggregate base compensation of approximately $550,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

The Company has entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. The Company currently holds $750,000 in a customer deposit and has placed $500,000 on deposit with Pilatus Business Aircraft, Ltd. Tempus is in discussions with a company that has already purchased this aircraft. Pursuant to these discussions, Tempus expects to assign the lease contract to this company and to provide certain services for the management of this lease contract for such company. At such time as this service agreement is completed and the lease contract is assigned, the net deposit position Tempus holds will be transferred to the owner of the aircraft, Tempus will be relieved of its commitment to purchase this aircraft and Tempus will receive an ongoing fee for managing the aircraft and lease contract.

8.	RELATED PARTY TRANSACTIONS

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In connection with the formation of Tempus, the Company’s Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan is unsecured and bears interest monthly at a rate of 5.0% per annum. Accrued interest totaled $17,381 as of August 31, 2015 at which time the loan and all accrued interest was repaid. Accrued interest totaled $1,074 as of December 31, 2014.

Jackson River Aviation (“JRA”) is controlled by Benjamin Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA provides Federal Aviation Regulations (“FAR”) Part 135 aircraft charter services to the Company. As of December 31, 2015, the Company had a net outstanding payable to JRA of $7,958. Total purchases by the Company from JRA for the year ended December 31, 2015 were $335,795. Billings by the Company to JRA for the year ended December 31, 2015 were $25,706. As of December 31, 2014, the Company had a net outstanding payable to JRA for $30,101. Total purchases by the Company from JRA for the period from December 4, 2014 (date of inception) to December 31, 2014 were $30,101.

TIH is controlled by John G. Gulbin III, a member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers. (see Note 7 above.) In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the year ended December 31, 2015 were $1,943,992. Total billings from the Company to TIH for the year ended December 31, 2015 were $776,025. The net outstanding payable from Tempus to TIH at December 31, 2015 was $295,561.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of July 31, 2015, the date of the Business Combination, and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	July 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,471,900	$-	$1,471,900	$-
Series A Warrant Liability	1,406,800	-	1,406,800	-
Series B Warrant Liability	5,268,400	-	5,268,400	-
Total Warrant Liability	$8,147,100	$-	$8,147,100	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,575,000	$1,575,000	$-	$-
Series A Warrant Liability	4,215,600	-	4,215,600	-
Series B Warrant Liability	5,452,200	-	5,452,200	-
Total Warrant Liability	$11,242,800	$1,575,000	$9,667,800	$-

The fair values of the Company’s warrant liabilities are determined through market, observable and corroborated sources.  The Company engaged an independent valuation firm (the “Valuation Firm”) to perform valuations of the warrant liabilities as of July 31, 2015, the date of the Business Combination and related Financing and as of December 31, 2015. The Valuation Firm used a multi-stage process to determine the fair value of the warrants of the Company, which involved several types of analyses and calculations of value for the Company’s securities as follows:

IPO and Placement Warrants – For the July 31, 2015 valuation, the Valuation Firm calculated the value of these warrants using a Black-Scholes option pricing model based on the implied value of the common stock based upon the terms of the Business Combination and the volatility of such shares. For December 31, 2015, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.20 as of that date.

Series A Warrants – The Valuation Firm calculated the value of these warrants using a Black-Scholes option pricing model based on the value of the common stock and the volatility of such shares.

Series B Warrants – The Valuation Firm determined the impact of various common stock values as of the expiration date of the Series B Warrants after considering the exercise features, including the alternate cashless exercise of those warrants. The Valuation Firm then used a Monte Carlo simulation to determine the probability of common stock values as of the expiration date and calculated the value of the Series B Warrants in each trial. The weighted average value of the Series B Warrants as of the valuation date was then calculated.

Observable inputs used in the calculation of the valuations include the implied valuation of the Company’s securities based on prior sales, specifically the Financing associated with the Business Combination. Other inputs include a risk-free rate as of the valuation date and implied volatility derived from comparable publicly traded companies, as well as the quoted price of Tempus’ common shares and the quoted price of Tempus’ IPO and Placement Warrants.

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

The quantity of issued and outstanding warrants as of December 31, 2015 and respective strike prices are outlined in the table below:

Security	Quantity	Strike Price
IPO & Placement Warrants	7,875,000	$11.50
Series A Warrants	3,187,500	$4.80
Series B Warrants	1,062,500	$5.00

11.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2015, we had 1,369,735 shares of preferred stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants and 1,062,500 Series B Warrants outstanding that are convertible into common stock or preferred stock (with the Series B Warrants convertible into a maximum of 5,194,449 shares using the alternative cashless exercise feature as described in Note 10, above, under the heading “Series A Warrants and Series B Warrants”).

The rights and obligations of the holders of the preferred stock are set forth in the certificate of designations relating thereto.

At any time after its initial issuance date, each share of preferred stock is convertible into validly issued, fully paid and non-assessable shares of common stock based on a conversion price of $4.00 per share, subject to adjustment for unpaid dividends and any accrued charges, as well as equitable adjustments for stock splits, recapitalizations and similar transactions. However, it will effect the conversion of any preferred stock and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, the holder would beneficially own in excess of either 4.99% or 9.99% (the “Maximum Percentage”) (as elected in writing by the holder on or prior to the initial issuance date of the preferred stock) of the shares of common stock outstanding immediately after giving effect to such conversion. For purposes of the foregoing sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Exchange Act, and the shares of common stock issuable to a holder pursuant to the terms of the preferred stock in excess of the Maximum Percentage shall not be deemed to be beneficially owned by such holder for any purpose including for purposes of Section 13(d) or Rule 16a-1(a)(1) of the Exchange Act. All of the holders of the issued and outstanding preferred stock as of the date of this filing have elected a Maximum Percentage of 4.99%.

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

Common Stock

As of December 31, 2015, we had 8,836,421 shares of common stock issued and outstanding. Additionally, there are 1,369,735 issued and outstanding shares of preferred stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants and 1,062,500 Series B Warrants outstanding that are convertible into common stock or preferred stock (with the Series B Warrants convertible into a maximum of 5,194,449 shares using the alternative cashless exercise feature as described in Note 10, above, under the heading “Series A Warrants and Series B Warrants”).

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

The Company follows the reporting requirements of FASB ASC 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes deferred tax assets or liabilities based on differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts calculated on enacted tax laws and rates applicable to the periods in which the differences are expected to be ultimately realized. These differences arose principally from the valuation of stock warrants, net operating loss carryovers, and temporary differences in deprecation methods between financial reporting and income tax basis.

GAAP requires companies to assess whether valuation allowances should be recorded to offset deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current and previous losses are given more weight than its future projections. A cumulative loss position is considered a significant factor that is difficult to overcome.

The Company evaluates its deferred tax assets each reporting period, including assessing its cumulative loss position, to determine if valuation allowances are required. A significant factor is the Company’s cumulative loss position. This, combined with uncertain near-term economic conditions, reduces the Company’s ability to rely on projections of future taxable income in establishing its deferred tax assets valuation allowance. Due to the weight of the significant negative evidence, GAAP requires that a valuation allowance be established on all of the Company’s net deferred tax assets.

The following table reconciles the income tax (benefit) provision from continuing operations computed at the U.S. federal statutory income tax rates to the income tax (benefit) provision for the years ended December 31, 2015 and 2014:

	2015	2014
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(2,558,778)	$(38,077)
State benefit, net of federal benefit	(176,615)	(4,480)
Permanent differences net	1,057,550	-
Tax attributes from business combination	(434,725)	-
Changes in valuation allowances	2,112,568	42,557
Income tax (benefit) provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Accounts receivable	$5,548	$-
Other reserves	7,554	-
Standby letter of credit reserve	285,000	-
Start-up costs	382,902	-
Net operating loss carryforwards	1,474,121	42,556
Total deferred tax assets	2,155,125	42,556
Less: valuation allowances	(2,155,125)	(42,556)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2015.

At December 31, 2015 approximately $3,900,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2035.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We had a Business Combination in 2015; however, we have not completed a Section 382 study to determine the limitations resulting from any ownership changes. Accordingly, the timing or amount of our net operating loss carryforwards that are available for utilization in the future may be limited in any given year.

The Company’s tax returns are subject to possible examination by the taxing authorities. In general, tax returns remain open for possible examination for a period of three years after the respective filing of those returns.

13.	BASIC AND DILUTED SHARES OUTSTANDING

Basic common shares outstanding as of December 31, 2015 are 8,836,421. Our weighted average basic shares outstanding for the year ended December 31, 2015 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 5,807,166 shares.

Our weighted average diluted common shares outstanding as of December 31, 2015 would normally be calculated based on the sum of the weighted average basic shares outstanding for the year ended December 31, 2015 and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion would be calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 10, above. However, due to the fact that the Company experienced a net loss for the year ended December 31, 2015 and diluted earnings per share would otherwise be higher than basic earnings per share, our diluted common shares outstanding are represented to be the same as our basic common shares outstanding.

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

The issuance of the Company’s common stock and warrants to former holders of Chart common stock and warrants in connection with the Business Combination was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-4 (File No. 333-201424), filed with the United States SEC and declared effective on July 17, 2015 (the “Form S-4”). The Form S-4 contains additional information about the Merger Agreement, the Business Combination, the Financing and the related transactions. The Merger Shares and the Financing Securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

	As Recorded by Chart Acquisition Corp		Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$4,128,746	(C)	$-		$4,128,746
Due from Sponsor	660	(B)	-		660
Total assets	4,129,406		-		4,129,406

Liabilities
Accounts payable	$100,027	(B)	$-		$100,027
Payable to affiliates of the Sponsor	6,614	(B)	-		6,614
Accrued expenses	25,000	(B)	-		25,000
Warrant liability	1,808,176		(336,276	)(A)	1,471,900
Total liabilities	1,939,817		(336,276)		1,603,541
Net assets acquired over liabilities assumed	$2,189,589		$336,276		$2,525,865

(A)	Based on the valuation report of the Valuation Firm, (see Note 9 above) valuing the warrants as of July 31, 2015, the date of the Business Combination, the warrant liability carried on the balance sheet of Chart has been adjusted to the value calculated by the Valuation Firm.
(B)	As part of the Business Combination, Tempus assumed the working capital (liabilities) of Chart, net of cash and warrant liability, in the amount of ($130,981). Please see the consolidated statements of cash flows.
(C)	Pursuant to the Business Combination and the Financing, the Company received $16,000,000 in cash related to the sale of common stock, preferred stock and warrants. The use of the proceeds is summarized as follows:

Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	$16,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Cash from business acquired pursuant to the Business Combination	212,640
Net cash proceeds related to Business Combination	$3,997,765

The Company allocated the $16,000,000 in proceeds among common stock, preferred stock and warrants based on the third party valuation by the Valuation Firm as of July 31, 2015 (see Note 9 above), the date of the Business Combination. The valuation of the warrants, which are classified as liabilities on the consolidated balance sheets, resulted in an adjustment to additional paid in capital, as shown in the consolidated statement of stockholders’ equity (deficit), of $6,675,200 to record the underlying value of the warrants at the estimated redemption value.

15.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance of the financial statements.

Warrant Exercises

Between February 2, 2016 and February 3, 2016, the Company issued an aggregate of 1,680,557 shares of preferred stock to certain holders of Series B-1 Warrants who exercised their Series B-1 Warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 10 above for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 24, 2016 the Company issued an aggregate of 641,666 shares of common stock to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 29, 2016 the Company issued an aggregate of 1,527,778 shares of preferred stock to certain holders of Series B-1 Warrants who exercised their warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 10 above for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Termination of Contract Negotiations

In a previous Current Report on Form 8-K, filed with the U.S. SEC on August 11, 2015, the Company reported being named as the preferred bidder for a contract for the provision, to a major NATO member country, of two ISR aircraft. The Company expected to be awarded the contract if and when it was able to finalize remaining administrative and licensing terms. The Company and officials of the country were not, however, able to finalize terms relating to a required performance bond, and on February 18, 2016, Tempus was formally notified by defense officials of the country that contract negotiations were being terminated, and that the Company’s bid bond, secured by a standby letter of credit in the amount of U.S. $750,000, would be liquidated. Tempus has been accounting for the bid bond amount as restricted cash. While Tempus believes that, under applicable law and rules, it has a right to the return of the bid bond, it is currently evaluating its ability to recover the amount through legal action or otherwise. Notwithstanding the foregoing, Tempus has elected to retrospectively take a full reserve against the standby letter of credit for the full amount of $750,000 given these developments (see Notes 2 and 6 above).

Acquisition of Tempus Jets, Inc.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days.

TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). Prior to the Company’s purchase of TJI, TJI divested itself of substantially all of its assets other than the Operating Certificate, and settled or transferred all of its liabilities. As a result of the acquisition of TJI, the Company owns, and can operate under, the Operating Certificate. Under the Agreement, Mr. Terry and Jackson River Aviation, an affiliate of Mr. Terry’s, have indemnified the Company against liabilities that may arise from the acquisition. The transaction was approved by the independent directors of the Company after a review to determine that (a) the terms of the transaction were on an arm’s length basis; and (b) the transaction was effected by the issuance of Company securities to a person who is an owner of an asset in a business synergistic with the business of the Company, the transaction provided benefits to the Company in addition to the investment of funds and the transaction was not one in which the Company was issuing securities primarily for the purpose of raising capital or to an entity whose primary business was investing in securities.

Aircraft Lease Agreement

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000.

Shares Outstanding

As of the date of this filing, the number of shares of preferred stock issued and outstanding is 4,578,070 as compared to 1,369,735 shares issued and outstanding as of December 31, 2015 (see Note 11 above).

As of the date of this filing, the number of shares of common stock issued and outstanding is 9,720,218 as compared to 8,836,421 shares issued and outstanding as of December 31, 2015 (see Note 11 above).

As of the date of this filing, the number of Series B Warrants issued and outstanding is 275,000 as compared to 1,062,500 issued and outstanding as of December 31, 2015 (see Note 10 above).

