Form 10-Q
period 2016-03-31
Tempus Applied Solutions Holdings, Inc.
filed 2016-05-13
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, there were 9,720,218 shares of the registrant’s common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$603,351	1,288,495
Restricted cash	200,000	1,100,000
Accounts receivable:
Trade, net	1,284,026	855,963
Other	591,004	21,697
Related party	117,922	27,818
Inventory	-	24,999
Other assets	376,370	373,074

Total current assets	3,172,673	3,692,046

PROPERTY AND EQUIPMENT, NET	140,541	117,398

OTHER ASSETS
Deposits	18,100	515,000
Intangibles, net	1,055,611	537,884

Total other assets	1,073,711	1,052,884

Total assets	$4,386,925	$4,862,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable:
Trade	$1,511,901	$995,105
Related party	755,529	331,337
Accrued liabilities	633,603	1,313,970
Deferred revenue	655,876	48,130
Customer deposits	405,470	754,545

Total current liabilities	3,962,379	3,443,087

LONG TERM LIABILITIES
Loan from officer	-	-
Common stock warrant liability	3,961,873	11,242,800

Total long term liabilities	3,961,873	11,242,800

Total liabilities	7,924,252	14,685,887

Commitments and contingencies - Note 13

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 14,000,000 shares authorized, 4,578,070 and 1,369,735 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	458	137
Common stock, $0.0001 par value; 29,000,000 shares authorized; 9,720,218 and 8,836,421 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	972	884
Additional paid in capital	8,412,176	262,496
Accumulated deficit	(11,950,933)	(10,087,076)
Total stockholders equity (deficit)	(3,537,327)	(9,823,559)
Total liabilities and stockholders' equity (deficit)	$4,386,925	$4,862,328

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015
REVENUES	$3,749,023	$1,798,626

COST OF REVENUE	3,750,595	1,575,339

Gross profit (loss)	(1,572)	223,287

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,554,409	531,078

Total operating loss	(1,555,981)	(307,791)

OTHER INCOME (EXPENSE)
Interest income	1,793	-
Interest expense	-	(9,654)
Non-operational income (expense)	(309,669)	8,315

Total other income (expense)	(307,876)	(1,339)

NET LOSS	$(1,863,857)	$(309,130)

BASIC LOSS PER COMMON SHARE	$(0.20)	$(0.08)

DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC	9,132,839	3,642,084

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED	9,132,839	3,642,084

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional		Total
	$0.0001 par value		$0.0001 par value		paid	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	in capital	deficit	equity (deficit)

Balance, December 31, 2014 (audited)	3,642,084	$364	-	$-	$1,009,737	$(111,990)	$898,111

Net loss	-	-	-	-	-	(7,525,821)	(7,525,821)
Distributions	-	-	-	-	-	(309,015)	(309,015)
Business Combination, net	4,774,465	477	1,369,735	137	2,525,251	-	2,525,865
Fair value of Series A and B warrant liabilities	-	-	-	-	(6,675,200)	-	(6,675,200)
Issuance of common stock and warrants	375,000	38	-	-	999,962	-	1,000,000
Issuance of common stock penalty shares	44,872	5	-	-	262,496	-	262,501
Adjustment to additonal paid in capital	-	-	-	-	2,140,250	(2,140,250)	-
Balance, Deptember 31, 2015 (audited)	8,836,421	$884	1,369,735	$137	$262,496	$(10,087,076)	$(9,823,559)

Net loss	-	-	-	-	-	(1,863,857)	(1,863,857)
Conversion of warrant liability to common stock	641,666	64	-	-	1,251,185	-	1,251,249
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	58,559	-	58,559

Balance, March 31, 2016 (unaudited)	9,720,218	$972	4,578,070	$458	$8,412,176	$(11,950,933)	$(3,537,327)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,863,857)	$(309,130)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	58,559	-
Depreciation and amortization	18,761	-
Loss on conversion of warrant liability to stock	3,550,487	-
Fair value adjustment of common stock warrants	(3,239,884)	-

Changes in operating assets and liabilities:
Accounts receivable-trade	(428,063)	(1,167,092)
Accounts receivable-other	(569,307)	(239,751)
Due to/from related parties	334,088	(385,498)
Inventory	24,999	-
Other current assets	(3,296)	(4,833)
Deposits	496,900	-
Accounts payable-trade	516,796	1,101,060
Accrued liabilities	(680,367)	400,126
Deferred revenue	607,746	-
Customer deposits	(349,075)	-

Net cash used for operating activities	(1,526,531)	(605,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(35,467)	(107,938)
Purchases of intangible assets	(24,164)	-
Decrease in restricted cash	900,000	-

Net cash provided by (used for) investing activities	840,369	(107,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions prior to Business Combination	-	(250,000)

Net cash provided by financing activities	-	(250,000)

Net decrease in cash	(685,144)	(963,056)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period	1,288,495	1,466,019
Cash and cash equivalents at the end of the period	$603,351	$502,963

SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of non-cash investing and financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$500,000	$-
Issuance of stock for exercise of warrants	$7,591,530

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014 as a direct, wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”). Tempus was organized under the laws of Delaware on December 4, 2014 and provides turnkey flight operations, customized design, engineering and modification solutions and training services that support critical aviation missions of the United States Department of Defense (the “DoD”), the U.S. intelligence community, foreign governments, heads of state and high net worth individuals worldwide. Tempus currently has the following eight subsidiaries: four wholly owned operating subsidiaries, Tempus Manx Aviation Limited, Global Aviation Support, LLC, Proflight Aviation Services LLC and Tempus Jets, Inc., and four recently formed, wholly owned entities that do not yet have any operations, Tempus Applied Solutions, Inc., Tempus Aero Solutions AG, Tempus Applied Solutions Limited, and Tempus Training Solutions. The Company has its headquarters in Williamsburg, Virginia. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses.

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

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the three months ended March 31, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through March 31, 2015 for Chart, the predecessor company, and for Tempus Holdings for the period commencing January 1, 2016 through March 31, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $590,344 at March 31, 2016. There were no earnings in excess of billings at December 31, 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $655,876 and $48,130 at March 31, 2016 and December 31, 2015, respectively.

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

Pre-contract Costs

We capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred, if we determine that it is probable that we will be awarded a specific anticipated contract. These capitalized costs are recognized as a cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, for that particular contract. Capitalized pre-contract costs of $285,997 and $334,134 at March 31, 2016 and December 31, 2015, respectively, are included in other current assets in the accompanying consolidated balance sheets. Should future orders not materialize or should we determine that the costs are no longer probable of recovery, the associated capitalized costs would be written off.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances usually do exceed federally insured limits.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash. As of March 31, 2016 and December 31, 2015, the Company had restricted cash balances of $200,000 and $1,100,000 respectively. This balance consists of a certificate of deposit that secures the Company’s credit card borrowings in the amount of $200,000 and $350,000 at March 31, 2016 and December 31, 2015, respectively, and a $750,000 certificate of deposit that secured a standby letter of credit in support of the Company’s response to a formal contract bid at December 31, 2015.

Standby Letters of Credit

As of December 31, 2015, the Company had deposited $750,000 into a certificate of deposit to secure a standby letter of credit in support of the Company’s response to a formal contract bid. The standby letter of credit was included in restricted cash and cancellable only by the beneficiary in certain circumstances, to draw drafts on the issuing bank up to the face amount of the standby letter of credit under the rules relating to the contract billing process in which the $750,000 served as a bid bond. On February 18, 2016, the Company was notified that the beneficiary was terminating contract negotiations and liquidating the bid bond. The Company retrospectively took a full reserve against the standby letter of credit for the full amount of $750,000, which was included in accrued liabilities at December 31, 2015.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $0 and $14,600 allowance for doubtful accounts as of March 31, 2016 and December 31, 2015, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. For the three months ended March 31, 2016, the Company recognized depreciation of fixed assets in the amount of $12,324. There was no recognized depreciation as of March 31, 2015. Depreciation is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5
Furniture and fixtures	3-5

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs upon the date that the STC is formally granted by the FAA. As of March 31,2016, we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company.  TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). The total purchase price of $500,000 was allocated to intangibles and is considered to be indefinite-lived. The Company intends to file an election under I.R.C. Section 338(h)(10) to treat this qualified acquisition of stock as an acquisition of assets for tax purposes.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the three months ended March 31, 2016, the Company recognized amortization expense of computer software in the amount of $6,437. For the three months ended March 31, 2015 there was no amortization expense. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

Customer Deposits

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. At March 31, 2016, and December 31, 2015, the Company held $405,470 and $754,545, respectively, in customer deposits.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was $315,392 and $132,200 for the three months ended March 31, 2016 and 2015, respectively.

Inventory

The Company values its inventory at the lower of average cost, first-in-first-out (“FIFO”) or net realizable value. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. There was $0 and $24,999 in inventory recorded at March 31, 2016 and December 31, 2015, respectively.

Stock Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized on a straight-line basis over the requisite service period.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. These reclassifications had no material effect on the previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the three months ended March 31, 2016 and 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU is effective for financial statements issued after December 15, 2017, and interim periods within those years. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.	CUSTOMER AND VENDOR CONCENTRATION

We have significant customer and vendor concentration. Customer concentration as of the three months ended March 31, 2016 and 2015 was:

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Revenue		Revenue
Customer A	$978,207	26%	$342,227	19%
Customer B	1,248,790	33%	1,168,602	65%
Customer C	920,622	25%	104,389	6%
Other customers	601,404	16%	183,408	10%
	$3,749,023	100%	$1,798,626	100%

	March 31, 2016		December 31, 2015
	Accounts Receivable		Accounts Receivable
Customer A	$368,711	29%	$392,453	46%
Customer B	438,405	34%	442,885	52%
Customer C	-	0%	-	0%
Customer D	300,000	23%	-	0%
Other customers	176,910	14%	20,625	2%
	$1,284,026	100%	$855,963	100%

Vendor concentration as of the three months ended March 31, 2016 and 2015 was:

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Cost of Revenue		Cost of Revenue
Vendor A	$775,901	21%	$286,154	18%
Vendor B	423,981	11%	339,240	22%
Vendor C	250,269	7%	-	0%
Other vendors	2,300,444	61%	949,945	60%
	$3,750,595	100%	$1,575,339	100%

	March 31, 2016		December 31, 2015
	Accounts Payable		Accounts Payable
Vendor A	$269,622	18%	$195,511	20%
Vendor B	139,571	9%	33,270	3%
Vendor C	173,051	11%	91,355	9%
Other vendors	929,657	62%	674,969	68%
	$1,511,901	100%	$995,105	100%

4.	INCOME TAXES

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

The following table reconciles the income tax (benefit) provision from continuing operations computed at the U.S. federal statutory income tax rates to the income tax (benefit) provision for the three months ended March 31, 2016 and year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(633,365)	$(2,558,778)
State benefit, net of federal benefit	(62,088)	(176,615)
Permanent differences net	105,614	1,057,550
Tax attributes from business combination	-	(434,725)
Changes in valuation allowances	589,839	2,112,568
Income tax (benefit) provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Accounts receivable	$-	$5,548
Other reserves	31,909	7,554
Standby letter of credit reserve	-	285,000
Start-up costs	376,337	382,902
Net operating loss carryforwards	2,336,718	1,474,121
Total deferred tax assets	2,744,964	2,155,125
Less: valuation allowances	(2,744,964)	(2,155,125)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2016.

At March 31, 2016 approximately $6,100,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2035.

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

5.	BASIC AND DILUTED SHARES OUTSTANDING

Basic common shares outstanding as of March 31, 2016 are 9,720,218. Our weighted average basic shares outstanding for the three months ended March 31, 2016 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 9,132,839 shares.

Our weighted average diluted common shares outstanding as of March 31, 2016 would normally be calculated based on the sum of the weighted average basic shares outstanding for the three months ended March 31, 2016 and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion would be calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 15, below. However, due to the fact that the Company experienced a net loss for the three months ended March 31, 2016 and diluted earnings per share would otherwise be higher than basic earnings per share, our diluted common shares outstanding are represented to be the same as our basic common shares outstanding.

6.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31,	December 31,
	2016	2015
Contract A earnings in excess of billings	$449,873	$-
Other earnings in excess of billings	140,471	-
Other receivable	660	21,697
Total	$591,004	$21,697

7.	OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2016	2015
Pre-contract costs	$285,997	$334,134
Other prepaid expenses	90,374	38,940
Total	$376,371	$373,074

8.	RELATED PARTY TRANSACTIONS

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In connection with the formation of Tempus, the Company’s Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan was unsecured and bears interest monthly at a rate of 5.0% per annum. Accrued interest totaled $0 and $9,654 as of March 31, 2016 and 2015, respectively.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The purchase price was based on an independent valuation of similar operations and approved by the independent directors of the board. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days.

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

Jackson River Aviation (“JRA”) is controlled by B. Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA (through its subsidiary, TJI) prior to the acquisition of TJI by Tempus on March 15, 2016, provided FAR Part 135 aircraft charter services to the Company. As of March 31, 2016, the Company had a net outstanding receivable to JRA of $63,772. Total purchases by the Company from JRA for the three months ended March 31, 2015 (all prior to the March 15 acquisition date) were $5,591. Billings by the Company to JRA for the three months ended March 31, 2016 were $42,876.

TIH is controlled by John G. Gulbin III, a member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers. (see Note 13 below). In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the three months ended March 31, 2016 were $333,490. Total billings from the Company to TIH for the three months ended March 31, 2016 were $70,588. The net outstanding payable from Tempus to TIH at March 31, 2016 was $469,984.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the three months ended March 31, 2016 Tempus billed $18,605 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2016 and December 31, 2015, the net payable to CAF was $231,395 and $0, respectively.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
	2016	2015
Office equipment	$166,856	$131,389
Furniture and fixtures	456	456
Total	167,312	131,845
Accumulated depreciation	(26,771)	(14,447)
Property and equipment, net	$140,541	$117,398

10.	INTANGIBLES, NET

Intangibles, net consists of the following:

	March 31,	December 31,
	2016	2015
Infinite-lived intangible assets:
FAA licenses	$550,000	$50,000

Finite-lived intangible assets:
STC costs	438,390	414,226
Accumulated amortization	-	-
	438,390	414,226

Software	82,240	82,240
Accumulated amortization	(15,019)	(8,582)
	67,221	73,658
Total intangible assets, net	$1,055,611	$537,884

FAA licenses includes the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate, and the $500,000 purchase price for TJI, which owns an Operating Certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the Federal Aviation Regulations (“FAR”).

STC costs relate to our efforts to gain approval from the FAA for modifications to Gulfstream III, IV and V business jets to upgrade them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. Tempus expects this STC to be complete in the second quarter of 2016. Estimated amortization of this STC will be over its estimated economic life of five years is as follows:

Estimated STC Amortization
June 1, 2016 – December 31, 2016	$43,839
2017	87,678
2018	87,678
2019	87,678
2020	87,678
2021	43,839
Total	$438,390

For the three months ended March 31, 2016, recognized amortization of software was $6,437, all associated with software purchases. Future amortization schedules associated with existing software is as follows:

Software Amortization
April 1, 2016 – December 31, 2016	$20,976
2017	27,413
2018	18,832
Total	$67,221

11.	ACCRUED LIABILITES

Accrued liabilities at March 31, 2016 and December 31, 2015 include the following:

	March 31, 2016	December 31, 2015
Reserve for standby letter of credit	$-	$750,000
Accrued salaries and wages	170,483	128,215
Aircraft maintenance reserves	96,336	110,000
Accrued paid time off	103,051	57,352
Other	263,733	268,403
Total	$633,603	$1,313,970

12.	DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31,	December 31,
	2016	2015
Project A	$567,760	$0
Other prepaid expenses	88,116	48,130
Total	$655,876	$48,130

13.	COMMITMENTS AND CONTINGENCIES

The Company incurred lease expense for real office and hangar space for the three months ended March 31, 2016, of $59,540. Lease expense for aircraft and simulators was $1,293,735 for the three months ended March 31, 2016. Lease expenses for real office space and hangar space was $5,101 and lease expense for aircraft and simulators was $291,420 for the three months ended March, 31, 2015.

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of March 31, 2016 total $121,500.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of March 31, 2016 total $12,000.

The Company leases office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month. The future minimum lease payments associated with this lease as of March 31, 2016 total $83,365, after which time the lease will revert to a month to month agreement.

The Company has operating leases on three aircraft, as outlined below, used in the provision of aviation services to our customers in the United States and abroad. These aircraft are owned by Tempus Intermediate Holdings, LLC (“TIH”), which is controlled by John G. Gulbin III, a member of our Board of Directors. (See Note 8 above).

			Monthly
	Start		Lease
Aircraft	Date	Term	Payment
Bell 412 – N80701	9/1/15	One Year	$25,000
Cessna Caravan 208B – N583JH	9/1/15	One Year	$18,000
Pilatus PC-12 – N840AG	9/1/15	One Year	$20,000

The future minimum lease payments associated with these aircraft leases as of March 31, 2016 is $315,000.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We are modifying this aircraft for a government customer and will be providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is being capitalized as pre contract costs (See Note 2 above) and will be expensed as cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, by this customer.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the three months ended March 31, 2016 Tempus generated $18,605 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2016, the net payable to CAF was $231,395.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay total aggregate base compensation of approximately $550,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

14.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2015, and March 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,575,000	$1,575,000	$-	$-
Series A Warrant Liability	4,215,600	-	4,215,600	-
Series B Warrant Liability	5,452,200	-	5,452,200	-
Total Warrant Liability	$11,242,800	$1,575,000	$9,667,800	$-

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$787,500	$787,500	$-	$-
Series A Warrant Liability	1,583,100	-	1,583,100	-
Series B Warrant Liability	1,591,300	-	1,591,300	-
Total Warrant Liability	$3,961,900	$787,500	$3,174,400	$-

The fair values of the Company’s warrant liabilities are determined through market, observable and corroborated sources.  The Company engaged an independent valuation firm (the “Valuation Firm”) to perform valuations of the warrant liabilities as of July 31, 2015, the date of the Business Combination and related Financing, December 31, 2015 and March 31, 2016. The Valuation Firm used a multi-stage process to determine the fair value of the warrants of the Company, which involved several types of analyses and calculations of value for the Company’s securities as follows:

IPO and Placement Warrants – For December 31, 2015, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.20 as of that date. For March 31, 2016, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.10 as of that date.

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

15.	WARRANTS

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

Each Investor Warrant is immediately exercisable in cash and entitles the holder to take delivery of the shares purchased through the exercise, at the sole election of the holder, in the form of either common stock or preferred stock, subject to the Maximum Warrant Percentage, with the number of shares of preferred stock issued based on the conversion price, as described in Note 17, below, under the heading “Preferred Stock”.

The Series A Warrants have an exercise price of $4.80 per share purchased and expire on July 31, 2020. The Series B Warrants have an exercise price of $5.00 per share purchased. The Series B-2 Warrants and Series B-3 Warrants expire on October 31, 2016. As of March 31, 2016 there are no Series B-1 Warrants outstanding.

The Investor Warrants contain customary “cashless exercise” terms, pursuant to which holder of an Investor Warrant, at any time after October 31, 2015, may choose to exercise such Investor Warrant (at a time when such Investor Warrant is otherwise exercisable according to its terms) without paying cash, by effectively submitting in exchange for shares a greater number of warrants than the number of shares purchased, rather than a number of warrants equal to the number of shares purchased plus cash. The Series B Warrants (but not the Series A Warrants) also contain an additional alternative cashless exercise feature, pursuant to which, beginning from December 31, 2015 and until the expiration of such Series B Warrant, on October 31, 2016, as applicable, if 90% of the average of the four lowest volume-weighted average prices of common stock for the preceding 10 trading days (the “Alternative Market Price”) is less than $4.00 (subject an Alternative Market Price floor of $1.80), the holder of a Series B Warrant can exercise such Series B Warrant to acquire on a cashless basis a number of shares of common stock or preferred stock equal to (depending on the Market Price) up to 488.9% of the number of shares that could otherwise be purchased under such Series B Warrant pursuant to a cash exercise, with the lower the Alternative Market Price, the more shares being available for acquisition by the Series B Warrant holder pursuant to this alternative cashless exercise.

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

Under the terms of the Series A-1 Warrants (but not the other Investor Warrants), we may not effect the exercise of any such Investor Warrants and the exercise shall be null and void and treated as if never made, to the extent that after giving effect to such exercise, the holder would beneficially own in excess of either 4.99% or 9.99% (the “Maximum Warrant Percentage”) (as elected in writing by the holder on or prior to the initial issuance date of the warrants) of the shares of common stock outstanding immediately after giving effect to such exercise. For purposes of the foregoing sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Exchange Act, and the shares of common stock issuable to a holder pursuant to the terms of the warrants in excess of the Maximum Warrant Percentage shall not be deemed to be beneficially owned by such holder for any purpose including for purposes of Section 13(d) or Rule 16a-1(a)(1) of the Exchange Act. All of the holders of the outstanding Series A-1 Warrants as of the date of this filing have elected a Maximum Warrant Percentage of 4.99%.

Between February 2, 2016 and February 3, 2016, the Company issued an aggregate of 1,680,557 shares of preferred stock valued at $3,361,114 to certain holders of Series B-1 Warrants who exercised their Series B-1 Warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 17 below for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 24, 2016 the Company issued an aggregate of 641,666 shares of common stock valued at $1,251,249 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 29, 2016 the Company issued an aggregate of 1,527,778 shares of preferred stock valued at $2,979,167 to certain holders of Series B-1 Warrants who exercised their warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 17 below for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The quantity of issued and outstanding warrants as of March 31, 2016 and respective strike prices for are outlined in the table below:

Security	Quantity	Strike Price
IPO & Placement Warrants	7,875,000	$11.50
Series A Warrants	3,187,500	$4.80
Series B Warrants	275,000	$5.00

16.	STOCK BASED COMPENSATION

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the three months ended March 31, 2016 and 2015 there were 499,000 and 0 stock options granted, respectively, under the Company’s option plan. The Company recognized $58,559 and $0 in stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

Stock options to purchase 499,000 and 0 shares of common stock were outstanding as of March 31, 2016 and December 31, 2015, respectively.

The Company uses the Black-Scholes option-pricing model to value the options. The life of the option is equivalent to the expiration of the option award. The risk-free interest rate is assumed at 1.77%. The estimated volatility is based on management’s expectations of future volatility and is assumed at 60%. Estimated dividend payout is zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2015	-	$-
Granted to employees and non-employee directors	499,000	2.05
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2016	499,000	2.05

Options exercisable, March 31, 2016	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of March 31, 2016, $644,150 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 11 quarters.

17.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2016, we had 4,578,070 shares of preferred stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

Between February 2, 2016 and February 3, 2016, the Company issued an aggregate of 1,680,557 shares of preferred stock at a value of $3,361,114 to certain holders of Series B-1 Warrants who exercised their Series B-1 Warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 29, 2016 the Company issued an aggregate of 1,527,778 shares of preferred stock at a value of $2,979,167 to certain holders of Series B-1 Warrants who exercised their warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Common Stock

As of March 31, 2016, we had 9,720,218 shares of common stock issued and outstanding. Additionally, there are 4,578,070 issued and outstanding shares of preferred stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants and 275,000 Series B Warrants outstanding that are convertible into common stock or preferred stock (with the Series B Warrants convertible into a maximum of 1,344,446 shares using the alternative cashless exercise feature as described in Note 15, above, under the heading “Series A Warrants and Series B Warrants”).

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

Additionally, we may issue awards for up to a maximum of 640,616 shares of common stock under our 2015 Omnibus Equity Incentive Plan. On January 22, 2016 our compensation committee awarded 499,000 options to purchase our common stock at a price of $2.05, to our employees and our board of directors. These options are subject to a minimum vesting period of three years.

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

On February 24, 2016 the Company issued an aggregate of 641,666 shares of common stock at a value of $1,251,249 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days. (See Note 8 above).

18.	BUSINESS COMBINATION

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

	As Recorded by Chart Acquisition Corp		Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$4,128,746	(C)	$-		$4,128,746
Due from Sponsor	660	(B)	-		660
Total assets	4,129,406		-		4,129,406

Liabilities
Accounts payable	$100,027	(B)	$-		$100,027
Payable to affiliates of the Sponsor	6,614	(B)	-		6,614
Accrued expenses	25,000	(B)	-		25,000
Warrant liability	1,808,176		(336,276	)(A)	1,471,900
Total liabilities	1,939,817		(336,276)		1,603,541
Net assets acquired over liabilities assumed	$2,189,589		$336,276		$2,525,865

(A)	Based on the valuation report of the Valuation Firm, (see Note 14 above) valuing the warrants as of July 31, 2015, the date of the Business Combination, the warrant liability carried on the balance sheet of Chart has been adjusted to the value calculated by the Valuation Firm.
(B)	As part of the Business Combination, Tempus assumed the working capital (liabilities) of Chart, net of cash and warrant liability, in the amount of ($130,981). Please see the consolidated statements of cash flows.
(C)	Pursuant to the Business Combination and the Financing, the Company received $16,000,000 in cash related to the sale of common stock, preferred stock and warrants. The use of the proceeds is summarized as follows:

Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	$16,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Cash from business acquired pursuant to the Business Combination	212,640
Net cash proceeds related to Business Combination	$3,997,765

The Company allocated the $16,000,000 in proceeds among common stock, preferred stock and warrants based on the third party valuation by the Valuation Firm as of July 31, 2015, the date of the Business Combination. The valuation of the warrants, which are classified as liabilities on the consolidated balance sheets, resulted in an adjustment to additional paid in capital, as shown in the consolidated statement of stockholders’ equity (deficit), of $6,675,200 to record the underlying value of the warrants at the estimated redemption value.

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

We operate out of our corporate headquarters in Williamsburg, Virginia. Additionally, we utilize office and hangar space in Brunswick, Maine to provide the required facilities for production and logistic support for our customers.

The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses. Anticipated contracts are large and the periods of performance are long.

Results of Operations

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours), revenues earned from the provision of leased aircraft (which are based on actual aircraft flight hours) and modification of aircraft (based on fixed price contracts) that will be utilized for the provision of leased aircraft services to our customers.

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

Three Months Ended March 31, 2016 and 2015

Revenues

Revenues were $3,749,023 for the three months ended March 31, 2016. As set forth below, three customers each represented greater than 10% of our revenues during this period. These three customers represented 26%, 33% and 25% of our revenues respectively.

Revenues were $1,798,626 for the three months ended March 31, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 65%, of our revenues while a second customer represented 19% of our revenues.

Revenue growth is due to increased flying activity, and the commencement of an aircraft modification contract with a government customer.

The table below sets forth the amount of revenues we recognized for the three months ended March 31, 2016 and 2015:

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Revenue		Revenue
Customer A	$978,207	26%	$342,227	19%
Customer B	1,248,790	33%	1,168,602	65%
Customer C	920,622	25%	104,389	6%
Other customers	601,404	16%	183,408	10%
	$3,749,023	100%	$1,798,626	100%

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2016 was $3,750,595, which represented 100% of revenues. The Company’s gross loss was ($1,572) or 0.0% of revenues for the three months ended March 31, 2016.

Cost of revenue for the three months ended March 31, 2015 was $1,575,339, which represented 87.6% of revenues. The Company’s gross profit was $223,287 or 12.4% of revenues for the three months ended March 31, 2015.

The decline in gross profit was primarily due to increased fixed costs associated with aircraft for customer contracts. Other factors affecting gross profit include an increased mix of lower margin contracts for the three months ended March 31, 2016 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $1,553,390 for the three months ended March 31, 2016, which represented 41.4% of revenues for this period.

Selling, general and administrative expenses were $531,078 for the three months ended March 31, 2015, which represented 29.5% of revenues for this period.

The increase over the comparable prior year period is primarily associated with the following: (i) increased costs associated with being a public company, resulting in corporate administrative expenses totaling $631,554 for the three months ended March 31, 2016 as compared to $0 for the three months ended March 31, 2015; (ii) increased overhead operations from our acquisitions of ProFlight Aviation Services, LLC and Tempus Jets, Inc. resulting in an increase of business unit administrative expenses from $284,093 for the three months ended March 31, 2015 to $465,202 for the three months ended March 31, 2016; and (iii) increases in sales and marketing expenses from $132,200 for the three months ended March 31, 2015 to $315,392 for the three months ended March 31, 2016.

Other Income (Expense)

Other income (expense) was ($307,903) for the three months ended March 31, 2016 and ($1,339) for the three months ended March 31, 2015. The increased expense period over period is primarily due to non-cash charges associated with the change in warrant valuation along with a charge associated with the conversion of warrants into common and preferred stock, which was $3,239,857 and ($3,550,487) respectively.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2016 was ($1,862,865). Net income (loss) for the three months ended March 31, 2015 was ($309,130).

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $603,351. As of that date, we held restricted cash of $200,000, consisting of a certificate of deposit securing credit card borrowings. Credit card borrowings outstanding as of March 31, 2016 totaled $173,051.

Our working capital as of March 31, 2016 was ($789,705), equal to the difference between our total current assets as of that date of $3,172,673 and our total current liabilities as of that date of $3,962,379.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts will require investment in working capital and aircraft assets.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. For the three months ended March 31, 2016 Tempus billed $18,605 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2016 and December 31, 2015, the net payable to CAF was $231,395 and $0, respectively.

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

For the three months ended March 31, 2016, the Company incurred lease expense for aviation assets used in the provision of its services of $1,293,735. Lease expenses for aviation assets for the three months ended March 31, 2015 were $291,420.

We believe that cash on hand, funds generated from increased flight operations in the last three quarters of the year and secured borrowings for aircraft will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of March 31, 2016 total $121,500.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of March 31, 2016 total $12,000.

The Company leases office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month. The future minimum lease payments associated with this lease as of March 31, 2016 total $83,365, after which time the lease will revert to a month to month agreement.

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

The future minimum lease payments associated with these aircraft leases as of March 31, 2015 is $315,000.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay a total aggregate base compensation of approximately $550,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the three months ended March 31, 2016 Tempus billed $18,605 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2016 and December 31, 2015, the net payable to CAF was $231,395 and $0, respectively.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We are modifying this aircraft for a government customer and will be providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is being capitalized as pre contract costs and will be expensed as cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, by this customer.

Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the three months ended March 31, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through March 31, 2015 for Chart, the predecessor company, and for Tempus Holdings for the period commencing January 1, 2016 through March 31, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $590,344 at March 31, 2016. There were no earnings in excess of billings at December 31, 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $655,876 and $48,130 at March 31, 2016 and December 31, 2015, respectively.

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

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs upon the date that the STC is formally granted by the FAA. As of March 31,2016, we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company.  TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). The total purchase price of $500,000 was allocated to intangibles and is considered to be indefinite-lived.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the three months ended March 31, 2016, the Company recognized amortization expense of computer software in the amount of $6,437. For the three months ended March 31, 2015 there was no amortization expense. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the three months ended March 31, 2016 and 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU is effective for financial statements issued after December 15, 2017, and interim periods within those years. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial position, results of operations and cash flows.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in the section titled “Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Securities Purchase Agreement, by and between Tempus Applied Solutions Holdings, Inc. and B. Scott Terry, dated March 11, 2016 (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K filed on March 17, 2016.)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: May 13, 2016	By:	/s/ R. Lee Priest, Jr.
	Name: Title:	R. Lee Priest, Jr. Chief Financial Officer (Principal financial and accounting officer)

