Form 10-Q
period 2016-06-30
Tempus Applied Solutions Holdings, Inc.
filed 2016-08-15
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 11,064,664 shares of the registrant’s common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,103	$1,288,495
Restricted cash	200,000	1,100,000
Accounts receivable:
Trade, net	1,344,732	855,963
Other	352,685	21,697
Related party	173,229	27,818
Inventory	17,706	24,999
Other assets	49,360	373,074

Total current assets	2,232,815	3,692,046

PROPERTY AND EQUIPMENT, NET	127,780	117,398

OTHER ASSETS
Deposits	52,172	515,000
Intangibles, net	1,056,539	537,884

Total other assets	1,108,711	1,052,884

Total assets	$3,469,306	$4,862,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable:
Trade	$2,591,213	$995,105
Related party	1,081,346	331,337
Accrued liabilities	829,547	1,313,970
Deferred revenue	16,663	48,130
Customer deposits	361,181	754,545

Total current liabilities	4,879,950	3,443,087

LONG TERM LIABILITIES
Common stock warrant liability	1,233,750	11,242,800

Total long term liabilities	1,233,750	11,242,800

Total liabilities	6,113,700	14,685,887

Commitments and contingencies - Note 14

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 14,000,000 shares authorized, 4,578,070 and 1,369,735 shares issued and outstanding at June 30, 2015 and December 31, 2015, respectively	458	137
Common stock, $0.0001 par value; 29,000,000 shares authorized; 11,064,664 and 8,836,421 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,106	884
Additional paid in capital	10,016,714	262,496
Accumulated deficit	(12,662,672)	(10,087,076)
Total stockholders equity (deficit)	(2,644,394)	(9,823,559)
Total liabilities and stockholders' equity (deficit)	$3,469,306	$4,862,328

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2016	2015	2016	2015
REVENUES	$9,182,342	$5,859,106	$5,433,319	$3,925,118

COST OF REVENUE	9,885,641	5,008,132	6,135,046	3,297,431

Gross profit (loss)	(703,299)	850,974	(701,727)	627,687

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,746,646	951,325	1,192,239	420,247

Total operating loss	(3,449,945)	(100,351)	(1,893,966)	207,440

OTHER INCOME (EXPENSE)
Interest income	1,793	-	-	-
Interest expense	-	(20,987)	-	(11,333)
Non-operational income (expense)	872,556	5,760	1,182,225	(2,554)

Total other income (expense)	874,349	(15,227)	1,182,225	(13,887)

NET LOSS	$(2,575,596)	$(115,578)	$(711,741)	$193,553

BASIC LOSS PER COMMON SHARE	$(0.27)	$(0.03)	$(0.07)	$0.05

DILUTED LOSS PER COMMON SHARE	$(0.27)	$(0.03)	$(0.07)	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC	9,470,851	3,642,084	9,808,863	3,642,084

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED	9,470,851	3,642,084	9,808,863	3,642,084

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional		Total
	$0.0001 par value		$0.0001 par value		paid	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	in capital	deficit	equity (deficit)

Balance, December 31, 2014 (audited)	3,642,084	$364	-	$-	$1,009,737	$(111,990)	$898,111

Net loss	-	-	-	-	-	(7,525,821)	(7,525,821)
Distributions	-	-	-	-	-	(309,015)	(309,015)
Business Combination, net	4,774,465	477	1,369,735	137	2,525,251	-	2,525,865
Fair value of Series A and B warrant liabilities	-	-	-	-	(6,675,200)	-	(6,675,200)
Issuance of common stock and warrants	375,000	38	-	-	999,962	-	1,000,000
Issuance of common stock penalty shares	44,872	5	-	-	262,496	-	262,501
Adjustment to additonal paid in capital	-	-	-	-	2,140,250	(2,140,250)	-
Balance, September 31, 2015 (audited)	8,836,421	884	1,369,735	137	262,496	(10,087,076)	(9,823,559)

Net loss	-	-	-	-	-	(2,575,596)	(2,575,596)
Conversion of warrant liability to common stock	1,986,112	198	-	-	2,797,164	-	2,797,362
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	117,118	-	117,118

Balance, June 30, 2016 (unaudited)	11,064,664	$1,106	4,578,070	$458	$10,016,714	$(12,662,672)	$(2,644,394)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,575,596)	$(115,578)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	117,118	-
Depreciation and amortization	39,828	-
Loss on conversion of warrant liability to stock	3,505,300	-
Fair value adjustment of common stock warrants	(4,376,707)	-

Changes in operating assets and liabilities:
Accounts receivable-trade	(488,769)	(1,307,730)
Accounts receivable-other	(330,988)	(401,382)
Due to/from related parties	604,598	143,546
Inventory	7,293	-
Other current assets	323,714	(225,708)
Deposits	462,828	-
Accounts payable-trade	1,596,108	1,322,496
Accrued liabilities	(484,423)	403,112
Deferred revenue	(31,467)	-
Customer deposits	(393,364)	750,000
Net cash (used for) provided by operating activities	(2,024,527)	568,756

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,667)	(126,179)
Purchases of intangible assets	(32,198)	(281,234)
Decrease in restricted cash	900,000	(1,100,000)
Net cash provided by (used for) investing activities	831,135	(1,507,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions prior to Business Combination	-	(309,015)
Net cash used for financing activities	-	(309,015)

Net decrease in cash	(1,193,392)	(1,247,672)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period	1,288,495	1,466,019
Cash and cash equivalents at the end of the period	$95,103	$218,347

SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of non-cash investing and financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$500,000	$-
Issuance of stock for exercise of warrants	$9,137,643	$-

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

2.	GOING CONCERN

Historically, the Company has experienced operating losses and negative cash flows from operations, and it currently has a working capital deficit, due principally to delays in the commencement of contracts that have already been won or are expected to be won, combined with the recognition of start-up costs in excess of recognized revenue for contracts that have already commenced. Management expects that these start-up costs will be recovered within the next 12 months of operations and, assuming the timely commencement of new contracts, that the Company will reverse its working capital deficit over the coming 12 months. Nevertheless, whether, and when, the company can attain positive operating cash flows from operations is highly dependent on the commencement of these new contracts and the timing of their commencement. Management believes that the uncertainties regarding these contracts and their timing cast substantial doubt upon the Company’s ability to continue as a going concern, especially in the near term and prior to the passage of the next 12 months.

In light of the foregoing, the Company has implemented cost cutting initiatives and continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the six months ended June 30, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through June 30, 2015 for Chart, the predecessor company, and for Tempus Holdings for the period commencing January 1, 2016 through June 30, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $352,025 at June 30, 2016. There were no earnings in excess of billings at December 31, 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $16,663 and $48,130 at June 30, 2016 and December 31, 2015, respectively.

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

Pre-contract Costs

We capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred, if we determine that it is probable that we will be awarded a specific anticipated contract. These capitalized costs are recognized as a cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, for that particular contract. Capitalized pre-contract costs of $615 and $334,134 at June 30, 2016 and December 31, 2015, respectively, are included in other current assets in the accompanying consolidated balance sheets. Should future orders not materialize or should we determine that the costs are no longer probable of recovery, the associated capitalized costs would be written off.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances usually do exceed federally insured limits.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash. As of June 30, 2016 and December 31, 2015, the Company had restricted cash balances of $200,000 and $1,100,000 respectively. This balance consists of a certificate of deposit that secures the Company’s credit card borrowings in the amount of $200,000 and $350,000 at June 30, 2016 and December 31, 2015, respectively, and a $750,000 certificate of deposit that secured a standby letter of credit in support of the Company’s response to a formal contract bid at December 31, 2015.

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

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $0 and $14,600 allowance for doubtful accounts as of June 30, 2016 and December 31, 2015, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. For the six months ended June 30, 2016, the Company recognized depreciation of fixed assets in the amount of $26,285. There was no recognized depreciation as of June 30, 2015. Depreciation is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5
Furniture and fixtures	3-5

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs in the period following the date that the STC is formally granted by the FAA. As of June 30, 2016, we have recognized no amortization of these costs.

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

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the six months ended June 30, 2016, the Company recognized amortization expense of computer software in the amount of $13,543. For the six months ended June 30, 2015 there was no amortization expense. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

Customer Deposits

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. At June 30, 2016, and December 31, 2015, the Company held $361,181 and $754,545, respectively, in customer deposits.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was $485,617 and $219,561 for the six months ended June 30, 2016 and 2015, respectively.

Inventory

The Company values its inventory at the lower of average cost, first-in-first-out (“FIFO”) or net realizable value. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. There was $17,706 and $24,999 in inventory recorded at June 30, 2016 and December 31, 2015, respectively.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related to the six months ended June 30, 2016 and 2015.

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

4.	CUSTOMER AND VENDOR CONCENTRATION

We have significant customer and vendor concentration. Customer concentration as of and for the six months ended June 30, 2016 and 2015 was:

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Revenue		Revenue
Customer A	$2,149,984	23%	$1,849,637	31%
Customer B	2,811,982	31%	2,857,580	49%
Customer C	1,387,518	15%	104,389	2%
Customer D	1,456,044	16%	-	-%
Other customers	1,376,814	15%	1,047,500	18%
	$9,182,342	100%	$5,859,106	100%

	June 30, 2016		December 31, 2015
	Accounts Receivable		Accounts Receivable
Customer A	$408,814	30%	$392,453	46%
Customer B	505,363	38%	442,885	52%
Customer C	-	0%	-	0%
Customer D	200,000	15%	-	0%
Other customers	230,255	17%	20,625	2%
	$1,344,732	100%	$855,963	100%

Vendor concentration as of and for the six months ended June 30, 2016 and 2015 was:

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Cost of Revenue		Cost of Revenue
Vendor A	$1,695,299	17%	$1,167,557	23%
Vendor B	1,179,399	12%	541,289	11%
Vendor C	892,718	9%	372,006	7%
Other vendors	6,118,225	62%	2,927,280	59%
	$9,885,641	100%	$5,008,132	100%

	June 30, 2016		December 31, 2015
	Accounts Payable		Accounts Payable
Vendor A	$307,956	12%	$195,511	20%
Vendor B	205,142	8%	33,270	3%
Vendor C	184,902	7%	91,355	9%
Other vendors	1,893,213	73%	674,969	68%
	$2,591,213	100%	$995,105	100%

5.	INCOME TAXES

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

The following table reconciles the income tax (benefit) provision from continuing operations computed at the U.S. federal statutory income tax rates to the income tax (benefit) provision for the six months ended June 30, 2016 and year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(875,703)	$(2,558,779)
State benefit, net of federal benefit	(137,880)	(176,615)
Permanent differences net	105,614	1,057,550
Tax attributes from business combination	-	(434,725)
Changes in valuation allowances	1,309,862	2,112,569
Income tax (benefit) provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Accounts receivable	$-	$5,548
Other reserves	47,192	7,554
Standby letter of credit reserve	-	285,000
Start-up costs	369,773	382,902
Net operating loss carryforwards	3,048,021	1,474,121
Total deferred tax assets	3,464,986	2,155,125
Less: valuation allowances	(3,464,986)	(2,155,125)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2016.

At June 30, 2016 approximately $8,000,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2035.

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

6.	BASIC AND DILUTED SHARES OUTSTANDING

Basic common shares outstanding as of June 30, 2016 are 11,064,664. Our weighted average basic shares outstanding for the six months ended June 30, 2016 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 9,470,851 shares. Our weighted average basic shares outstanding for the three months ended June 30, 2016 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 9,808,863 shares.

Our weighted average diluted common shares outstanding as of June 30, 2016 would normally be calculated based on the sum of the weighted average basic shares outstanding for the six months ended June 30, 2016 and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion would be calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 16, below. However, due to the fact that the Company experienced a net loss for the six months ended June 30, 2016 and diluted earnings per share would otherwise be higher than basic earnings per share, our diluted common shares outstanding are represented to be the same as our basic common shares outstanding.

7.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30,	December 31,
	2016	2015
Contract A earnings in excess of billings	$256,044	$-
Other earnings in excess of billings	95,981	-
Other receivable	660	21,697
Total	$352,685	$21,697

8.	OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2016	2015
Pre-contract costs	$615	$334,134
Other prepaid expenses	48,745	38,940
Total	$49,360	$373,074

9.	RELATED PARTY TRANSACTIONS

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In connection with the formation of Tempus, the Company’s Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan was unsecured and bears interest monthly at a rate of 5.0% per annum. Accrued interest totaled $0 and $9,654 as of June 30, 2016 and 2015, respectively.

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

Jackson River Aviation (“JRA”) is controlled by B. Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA (through its subsidiary, TJI) prior to the acquisition of TJI by Tempus on March 15, 2016, provided FAR Part 135 aircraft charter services to the Company. As of June 30, 2016, the Company had a net outstanding payable to JRA of $5,597. Total purchases by the Company from JRA for the six months ended June 30, 2016 were $162,576. Billings by the Company to JRA for the six months ended June 30, 2016 were $53,302.

TIH is controlled by John G. Gulbin III, a member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers. (see Note 14 below). In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the six months ended June 30, 2016 were $947,011. Total billings from the Company to TIH for the six months ended June 30, 2016 were $118,294. The net outstanding payable from Tempus to TIH at June 30, 2016 was $807,596.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s CFO. Southwind owns certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the six months ended June 30, 2016 were $98,226. The net outstanding payable from Tempus to Southwind at June 30, 2016 was $98,226.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the six months ended June 30, 2016 Tempus billed $40,480 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At June 30, 2016 and December 31, 2015, the net receivable from CAF was $3,302 and $0, respectively.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

10.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
	2016	2015
Office equipment	$168,055	$131,389
Furniture and fixtures	456	456
Total	168,511	131,845
Accumulated depreciation	(40,731)	(14,447)
Property and equipment, net	$127,780	$117,398

11.	INTANGIBLES, NET

Intangibles, net consists of the following:

	June 30,	December 31,
	2016	2015
Infinite-lived intangible assets:
FAA licenses	$550,000	$50,000

Finite-lived intangible assets:
STC costs	438,390	414,226
Accumulated amortization	-	-
	438,390	414,226

Software	90,274	82,240
Accumulated amortization	(22,125)	(8,582)
	68,149	73,658
Total intangible assets, net	$1,056,539	$537,884

FAA licenses includes the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate, and the $500,000 purchase price for TJI, which owns an Operating Certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the Federal Aviation Regulations (“FAR”).

STC costs relate to our efforts to gain approval from the FAA for modifications to Gulfstream III, IV and V business jets to upgrade them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. Tempus was awarded this STC in the second quarter of 2016. Estimated amortization of this STC will be over its estimated economic life of five years is as follows:

Estimated STC Amortization
July 1, 2016 – December 31, 2016	$43,839
2017	87,678
2018	87,678
2019	87,678
2020	87,678
2021	43,839
Total	$438,390

For the six months ended June 30, 2016, recognized amortization of software was $13,543, all associated with software purchases. Future amortization schedules associated with existing software is as follows:

Software Amortization
July 1, 2016 – December 31, 2016	$21,904
2017	27,413
2018	18,832
Total	$68,149

12.	ACCRUED LIABILITES

Accrued liabilities at June 30, 2016 and December 31, 2015 include the following:

	June 30, 2016	December 31, 2015
Reserve for standby letter of credit	$-	$750,000
Accrued employment costs	419,914	185,567
Aircraft maintenance reserves	134,972	110,000
Other	274,661	268,403
Total	$829,547	$1,313,970

13.	CUSTOMER DEPOSITS

Customer Deposits consists of the following:

	June 30,	December 31,
	2016	2015
Project A	$-	$750,000
Other customer deposits	361,181	4,545
Total	$361,181	$754,545

14.	COMMITMENTS AND CONTINGENCIES

The Company incurred lease expense for real office and hangar space for the six months ended June 30, 2016, of $219,526. Lease expense for aircraft and simulators was $2,891,633 for the six months ended June 30, 2016. Lease expenses for real office space and hangar space was $51,978 and lease expense for aircraft and simulators was $1,200,130 for the six months ended June, 30, 2015.

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of June 30, 2016 total $81,000.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of June 30, 2016 total $6,000.

The Company leases office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month. The future minimum lease payments associated with this lease as of June 30, 2016 total $50,019, after which time the lease will revert to a month to month agreement.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is capitalized as pre contract costs (see Note 3 above) and is fully expensed as cost of revenue upon each event whereby we recognize revenue with this government customer.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the six months ended June 30, 2016 Tempus generated $40,480 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At June 30, 2016, the net receivable from CAF was $3,302.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay total aggregate base compensation of approximately $550,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

15.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2015, and June 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,575,000	$1,575,000	$-	$-
Series A Warrant Liability	4,215,600	-	4,215,600	-
Series B Warrant Liability	5,452,200	-	5,452,200	-
Total Warrant Liability	$11,242,800	$1,575,000	$9,667,800	$-

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$787,500	$787,500	$-	$-
Series A Warrant Liability	446,250	-	446,250	-
Series B Warrant Liability	-	-	-	-
Total Warrant Liability	$1,233,750	$787,500	$446,250	$-

The fair values of the Company’s warrant liabilities are determined through market, observable and corroborated sources.  The Company engaged an independent valuation firm (the “Valuation Firm”) to perform valuations of the warrant liabilities as of July 31, 2015, the date of the Business Combination and related Financing, and December 31, 2015. The Valuation Firm used a multi-stage process to determine the fair value of the warrants of the Company, which involved several types of analyses and calculations of value for the Company’s securities as follows:

IPO and Placement Warrants – For December 31, 2015, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.20 as of that date. For June 30, 2016, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.10 as of that date.

Series A Warrants – The value of these warrants was calculated using a Black-Scholes option pricing model based on the value of the common stock, the assumed volatility of such shares and the risk free rate at the time of valuation.

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

16.	WARRANTS

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

Each Investor Warrant is immediately exercisable in cash and entitles the holder to take delivery of the shares purchased through the exercise, at the sole election of the holder, in the form of either common stock or preferred stock, subject to the Maximum Warrant Percentage, with the number of shares of preferred stock issued based on the conversion price, as described in Note 18, below, under the heading “Preferred Stock”.

The Series A Warrants have an exercise price of $4.80 per share purchased and expire on July 31, 2020. As of June 30, 2016 there are no Series B Warrants outstanding.

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

Between February 2, 2016 and February 3, 2016, the Company issued an aggregate of 1,680,557 shares of preferred stock valued at $3,361,114 to certain holders of Series B-1 Warrants who exercised their Series B-1 Warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 18 below for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

On February 29, 2016 the Company issued an aggregate of 1,527,778 shares of preferred stock valued at $2,979,167 to certain holders of Series B-1 Warrants who exercised their warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 18 below for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 23, 2016, the Company issued an aggregate of 1,344,446 shares of common stock valued at $1,546,113 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The quantity of issued and outstanding warrants as of June 30, 2016 and respective strike prices for are outlined in the table below:

Security	Quantity	Strike Price
IPO & Placement Warrants	7,875,000	$11.50
Series A Warrants	3,187,500	$4.80
Series B Warrants	-	$5.00

17.	STOCK BASED COMPENSATION

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the six months ended June 30, 2016 and 2015 there were 499,000 and 0 stock options granted, respectively, under the Company’s option plan. The Company recognized $117,118 and $0 in stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.

Stock options to purchase 499,000 and 0 shares of common stock were outstanding as of June 30, 2016 and December 31, 2015, respectively.

The Company uses the Black-Scholes option-pricing model to value options. The life of the option is equivalent to the expiration of the option award. The risk-free interest rate was assumed at 1.77%. The estimated volatility is based on management’s expectations of future volatility and is assumed at 60%. Estimated dividend payout is zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2015	-	$-
Granted to employees and non-employee directors	499,000	2.05
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, June 30, 2016	499,000	2.05

Options exercisable, June 30, 2016	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of June 30, 2016, $585,590 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 10 quarters.

18.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2016, we had 4,578,070 shares of preferred stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

The rights and obligations of the holders of the preferred stock are set forth in the certificate of designations relating thereto.

At any time after its initial issuance date, each share of preferred stock is convertible into validly issued, fully paid and non-assessable shares of common stock based on a conversion price of $4.00 per share, subject to adjustment for unpaid dividends and any accrued charges, as well as equitable adjustments for stock splits, recapitalizations and similar transactions. However, it will affect the conversion of any preferred stock and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, the holder would beneficially own in excess of either 4.99% or 9.99% (the “Maximum Percentage”) (as elected in writing by the holder on or prior to the initial issuance date of the preferred stock) of the shares of common stock outstanding immediately after giving effect to such conversion. For purposes of the foregoing sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Exchange Act, and the shares of common stock issuable to a holder pursuant to the terms of the preferred stock in excess of the Maximum Percentage shall not be deemed to be beneficially owned by such holder for any purpose including for purposes of Section 13(d) or Rule 16a-1(a)(1) of the Exchange Act. All of the holders of the issued and outstanding preferred stock as of the date of this filing have elected a Maximum Percentage of 4.99%.

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

Common Stock

As of June 30, 2016, we had 11,064,664 shares of common stock issued and outstanding. Additionally, there are 4,578,070 issued and outstanding shares of preferred stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days. (See Note 9 above).

On June 23, 2016, the Company issued an aggregate of 1,344,446 shares of common stock valued at $1,546,113 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

19.	BUSINESS COMBINATION

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

	As Recorded by Chart Acquisition Corp		Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$4,128,746	(C)	$-		$4,128,746
Due from Sponsor	660	(B)	-		660
Total assets	4,129,406		-		4,129,406

Liabilities
Accounts payable	$100,027	(B)	$-		$100,027
Payable to affiliates of the Sponsor	6,614	(B)	-		6,614
Accrued expenses	25,000	(B)	-		25,000
Warrant liability	1,808,176		(336,276	)(A)	1,471,900
Total liabilities	1,939,817		(336,276)		1,603,541
Net assets acquired over liabilities assumed	$2,189,589		$336,276		$2,525,865

(A)	Based on the valuation report of the Valuation Firm, (see Note 15 above) valuing the warrants as of July 31, 2015, the date of the Business Combination, the warrant liability carried on the balance sheet of Chart has been adjusted to the value calculated by the Valuation Firm.
(B)	As part of the Business Combination, Tempus assumed the working capital (liabilities) of Chart, net of cash and warrant liability, in the amount of ($130,981). Please see the consolidated statements of cash flows.
(C)	Pursuant to the Business Combination and the Financing, the Company received $16,000,000 in cash related to the sale of common stock, preferred stock and warrants. The use of the proceeds is summarized as follows:

Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	$16,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Cash from business acquired pursuant to the Business Combination	212,640
Net cash proceeds related to Business Combination	$3,997,765

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

Going Concern

Historically, the Company has experienced operating losses and negative cash flows from operations, and it currently has a working capital deficit, due principally to delays in the commencement of contracts that have already been won or are expected to be won, combined with the recognition of start-up costs in excess of recognized revenue for contracts that have already commenced. Management expects that these start-up costs will be recovered within the next 12 months of operations and, assuming the timely commencement of new contracts, that the Company will reverse its working capital deficit over the coming 12 months. Nevertheless, whether, and when, the company can attain positive operating cash flows from operations is highly dependent on the commencement of these new contracts and the timing of their commencement. Management believes that the uncertainties regarding these contracts and their timing cast substantial doubt upon the Company’s ability to continue as a going concern, especially in the near term and prior to the passage of the next 12 months.

In light of the foregoing, the Company has implemented cost cutting initiatives and continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

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

Three Months Ended June 30, 2016 and 2015

Revenues

Revenues were $5,433,319 for the three months ended June 30, 2016. As set forth below, three customers each represented greater than 10% of our revenues during this period. These three customers represented 22%, 29% and 24% of our revenues respectively.

Revenues were $3,925,118 for the three months ended June 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 54%, of our revenues while a second customer represented 38% of our revenues.

Revenue growth is due to increased flying activity, and the commencement of an aircraft modification contract with a government customer.

The table below sets forth the amount of revenues we recognized for the three months ended June 30, 2016 and 2015:

	Three months ended		Three months ended
	June 30, 2016		June 30, 2015
	Revenue		Revenue
Customer A	$1,171,777	22%	$1,507,410	38%
Customer B	1,563,192	29%	2,116,923	54%
Customer C	1,323,804	24%	-	-%
Other customers	1,374,546	25%	300,785	8%
	$5,433,319	100%	$3,925,118	100%

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2016 was $6,135,046, which represented 113% of revenues. The Company’s gross loss was ($701,727) or (12.9%) of revenues for the three months ended June 30, 2016.

Cost of revenue for the three months ended June 30, 2015 was $3,297,431, which represented 84.0% of revenues. The Company’s gross profit was $627,687 or 16.0% of revenues for the three months ended June 30, 2015.

The decline in gross profit was primarily due to increased fixed costs associated with aircraft for customer contracts. Other factors affecting gross profit include an increased mix of lower margin contracts for the three months ended June 30, 2016 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $1,192,239 for the three months ended June 30, 2016, which represented 21.9% of revenues for this period.

Selling, general and administrative expenses were $420,247 for the three months ended June 30, 2015, which represented 10.7% of revenues for this period.

The increase over the comparable prior year period is primarily associated with the following: (i) increased costs associated with being a public company, resulting in corporate administrative expenses totaling $499,859 for the three months ended June 30, 2016 as compared to $0 for the three months ended June 30, 2015; (ii) increased overhead operations from our acquisitions of ProFlight Aviation Services, LLC and Tempus Jets, Inc. resulting in an increase of business unit administrative expenses from $113,303 for the three months ended June 30, 2015 to $413,757 for the three months ended June 30, 2016; and (iii) increases in sales and marketing expenses from $87,361 for the three months ended June 30, 2015 to $170,159 for the three months ended June 30, 2016.

Other Income (Expense)

Other income (expense) was $1,182,225 for the three months ended June 30, 2016 and ($13,887) for the three months ended June 30, 2015. The increased income period over period is primarily due to non-cash income associated with the change in warrant valuation along with income associated with the conversion of warrants into common and preferred stock, which was $1,136,850 and $45,157 respectively.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2016 was ($711,741). Net income for the three months ended June 30, 2015 was $193,553.

Six Months Ended June 30, 2016 and 2015

Revenues

Revenues were $9,182,342 for the six months ended June 30, 2016. As set forth below, four customers each represented greater than 10% of our revenues during this period. These four customers represented 23%, 31%, 15% and 16% of our revenues respectively.

Revenues were $5,859,106 for the six months ended June 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 49%, of our revenues while a second customer represented 31% of our revenues.

Revenue growth is due to increased flying activity, and the commencement of an aircraft modification contract with a government customer.

The table below sets forth the amount of revenues we recognized for the six months ended June 30, 2016 and 2015:

	Six months ended		Six months ended
	June 30, 2016		June 30, 2015
	Revenue		Revenue
Customer A	$2,149,984	23%	$1,849,637	31%
Customer B	2,811,982	31%	2,857,580	49%
Customer C	1,387,518	15%	104,389	2%
Customer D	1,456,044	16%	-	-%
Other customers	1,376,814	15%	1,047,500	18%
	$9,182,342	100%	$5,859,106	100%

Cost of Revenue and Gross Profit

Cost of revenue for the six months ended June 30, 2016 was $9,885,641, which represented 107.6% of revenues. The Company’s gross loss was ($703,299) or (7.6%) of revenues for the six months ended June 30, 2016.

Cost of revenue for the six months ended June 30, 2015 was $5,008,132, which represented 85.5% of revenues. The Company’s gross profit was $850,974 or 14.5% of revenues for the six months ended June 30, 2015.

The decline in gross profit was primarily due to increased fixed costs associated with aircraft for customer contracts. Other factors affecting gross profit include an increased mix of lower margin contracts for the six months ended June 30, 2016 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $2,746,646 for the six months ended June 30, 2016, which represented 29.9% of revenues for this period.

Selling, general and administrative expenses were $951,325 for the six months ended June 30, 2015, which represented 16.2% of revenues for this period.

The increase over the comparable prior year period is primarily associated with the following: (i) increased costs associated with being a public company, resulting in corporate administrative expenses totaling $1,132,081 for the six months ended June 30, 2016 as compared to $0 for the six months ended June 30, 2015; (ii) increased overhead operations from our acquisitions of ProFlight Aviation Services, LLC and Tempus Jets, Inc. resulting in an increase of business unit administrative expenses from $397,396 for the six months ended June 30, 2015 to $879,242 for the six months ended June 30, 2016; and (iii) increases in sales and marketing expenses from $219,561 for the six months ended June 30, 2015 to $485,617 for the six months ended June 30, 2016.

Other Income (Expense)

Other income (expense) was $874,349 for the six months ended June 30, 2016 and ($15,227) for the six months ended June 30, 2015. The increased income period over period is primarily due to non-cash income (expense) associated with the change in warrant valuation along with income (expense) associated with the conversion of warrants into common and preferred stock, which was $4,376,735 and ($3,505,327) respectively.

Net Loss

Net loss for the six months ended June 30, 2016 was ($2,575,596). Net loss for the six months ended June 30, 2015 was ($115,578).

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $95,103. As of that date, we held restricted cash of $200,000, consisting of a certificate of deposit securing credit card borrowings. Credit card borrowings outstanding as of June 30, 2016 totaled $227,113.

Our working capital deficit as of June 30, 2016 was ($2,647,135), equal to the difference between our total current assets as of that date of $2,232,815 and our total current liabilities as of that date of $4,879,950.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts require investment in working capital and aircraft assets.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the six months ended June 30, 2016 Tempus generated $40,480 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At June 30, 2016, the net receivable from CAF was $3,302.

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

For the six months ended June 30, 2016, the Company incurred lease expense for aviation assets used in the provision of its services of $2,891,633 Lease expenses for aviation assets for the six months ended June 30, 2015 were $1,200,130.

Management believes that uncertainties regarding the commencement of new contracts that have been won or are expected to be won, and the timing of their commencement, cast significant doubt upon the Company’s ability to continue as a going concern, especially in the near term and prior to the passage of the next 12 months. See “— Going Concern”.

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of June 30, 2016 total $81,000.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of June 30, 2016 total $6,000.

The Company leases office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month. The future minimum lease payments associated with this lease as of June 30, 2016 total $33,346, after which time the lease will revert to a month to month agreement.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay a total aggregate base compensation of approximately $550,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are on our board of directors. For the six months ended June 30, 2016 Tempus generated $40,480 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At June 30, 2016, the net receivable from CAF was $3,302.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and will be providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is capitalized as pre contract costs and is fully expensed as cost of revenue upon each event whereby we recognize revenue with this government customer.

Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the six months ended June 30, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through June 30, 2015 for Chart, the predecessor company, and for Tempus Holdings for the period commencing January 1, 2016 through June 30, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $535,085 at June 30, 2016. There were no earnings in excess of billings at December 31, 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $16,663 and $48,130 at June 30, 2016 and December 31, 2015, respectively.

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

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs in the period following the date that the STC is formally granted by the FAA. As of June 30,2016, we have recognized no amortization of these costs.

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

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the six months ended June 30, 2016, the Company recognized amortization expense of computer software in the amount of $13,543. For the six months ended June 30, 2015 there was no amortization expense. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the consolidated statements of operations, cash flows and member’s equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods commencing after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 effective December 4, 2014 (date of inception) and therefore eliminated all incremental disclosures related for the six months ended June 30, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: August 15, 2016	By:	/s/ R. Lee Priest, Jr.
	Name: Title:	R. Lee Priest, Jr. Chief Financial Officer (Principal financial and accounting officer)

