Form 10-Q
period 2016-09-30
Tempus Applied Solutions Holdings, Inc.
filed 2016-11-14
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-201424

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2599251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

471 McLaws Circle, Suite A Williamsburg, Virginia	23185
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2016, there were 11,064,664 shares of the registrant’s common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,890	$1,288,495
Restricted cash	200,000	1,100,000
Accounts receivable:
Trade, net	1,033,557	855,963
Other	196,083	21,697
Related party	212,454	27,818
Inventory	-	24,999
Other assets	249,934	373,074

Total current assets	1,901,918	3,692,046

PROPERTY AND EQUIPMENT, NET	113,753	117,398

OTHER ASSETS
Deposits	52,172	515,000
Intangibles, net	1,066,944	537,884

Total other assets	1,119,116	1,052,884

Total assets	$3,134,787	$4,862,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable:
Trade	$3,215,207	$995,105
Related party	1,325,148	331,337
Accrued liabilities	570,991	1,313,970
Deferred revenue	-	48,130
Customer deposits	256,449	754,545

Total current liabilities	5,367,795	3,443,087

LONG TERM LIABILITIES
Common stock warrant liability	851,250	11,242,800

Total long term liabilities	851,250	11,242,800

Total liabilities	6,219,045	14,685,887

Commitments and contingencies - Note 14

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 40,000,000 shares authorized, 4,578,070 and 1,369,735 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	458	137
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,064,664 and 8,836,421 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,106	884
Additional paid in capital	10,075,273	262,496
Accumulated deficit	(13,161,095)	(10,087,076)
Total stockholders equity (deficit)	(3,084,258)	(9,823,559)
Total liabilities and stockholders' equity (deficit)	$3,134,787	$4,862,328

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,
	2016	2015	2016	2015
REVENUES	$13,592,131	$8,808,064	$4,409,789	$2,948,958

COST OF REVENUE	14,289,833	8,265,427	4,404,192	3,257,295

Gross profit (loss)	(697,702)	542,637	5,597	(308,337)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,629,650	2,128,804	883,004	1,177,479

Total operating loss	(4,327,352)	(1,586,167)	(877,407)	(1,485,816)

OTHER INCOME (EXPENSE)
Interest income	1,793	-	-	-
Interest expense	(10,493)	(28,032)	(10,493)	(7,044)
Non-operational income (expense)	1,262,033	43,762	389,477	38,001

Total other income (expense)	1,253,333	15,730	378,984	30,957

NET LOSS	$(3,074,019)	$(1,570,437)	$(498,423)	$(1,454,859)

BASIC LOSS PER COMMON SHARE	$(0.31)	$(0.33)	$(0.05)	$(0.21)

DILUTED LOSS PER COMMON SHARE	$(0.31)	$(0.28)	$(0.05)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC	10,024,972	4,797,823	11,064,664	7,034,738

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED	10,024,972	5,542,796	11,064,664	7,947,908

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

							Total
	Common stock		Preferred stock		Additional		stockholders'
	$0.0001 par value		$0.0001 par value		paid	Accumulated	equity
	Shares	Amount	Shares	Amount	in capital	deficit	(deficit)

Balance, December 31, 2014 (audited)	3,642,084	$364	-	$-	$1,009,737	$(111,990)	$898,111

Net loss	-	-	-	-	-	(7,525,821)	(7,525,821)
Distributions	-	-	-	-	-	(309,015)	(309,015)
Business Combination, net	4,774,465	477	1,369,735	137	2,525,251	-	2,525,865
Fair value of Series A and B warrant liabilities	-	-	-	-	(6,675,200)	-	(6,675,200)
Issuance of common stock and warrants	375,000	38	-	-	999,962	-	1,000,000
Issuance of common stock penalty shares	44,872	5	-	-	262,496	-	262,501
Adjustment to additional paid in capital	-	-	-	-	2,140,250	(2,140,250)	-
Balance, December 31, 2015 (audited)	8,836,421	884	1,369,735	137	262,496	(10,087,076)	(9,823,559)

Net loss	-	-	-	-	-	(3,074,019)	(3,074,019)
Conversion of warrant liability to common stock	1,986,112	198	-	-	2,797,164	-	2,797,362
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	175,677	-	175,677

Balance, September 30, 2016 (unaudited)	11,064,664	$1,106	4,578,070	$458	$10,075,273	$(13,161,095)	$(3,084,258)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,074,019)	$(1,570,437)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	175,677	-
Depreciation and amortization	60,962	5,723
Loss on conversion of warrant liability to stock	3,505,300	-
Fair value adjustment of common stock warrants	(4,759,207)	(34,900)

Changes in operating assets and liabilities:
Accounts receivable-trade	(177,594)	(982,586)
Accounts receivable-other	(174,386)	(30,327)
Due to/from related parties	793,390	324,122
Inventory	24,999	-
Other current assets	123,140	(242,946)
Deposits	462,828	-
Accounts payable-trade	2,235,887	647,551
Accrued liabilities	(742,979)	491,507
Deferred revenue	(48,130)	-
Customer deposits	(498,096)	1,016,000
Net cash used for operating activities	(2,092,228)	(376,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,667)	(126,635)
Purchases of intangible assets	(49,710)	(375,394)
Decrease in restricted cash	900,000	(1,100,000)
Net cash provided by (used for) investing activities	813,623	(1,602,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of loan from officer	-	(489,899)
Issuance of common stock, preferred stock and warrants pursuant to Business Combination and Financing (see Note 19)	-	16,000,000
Issuance of common stock and warrants		1,000,000
Payment of costs related to Business Combination and Financing (see Note 19)	-	(12,214,875)
Increase in liabilities related to Business Combination and Financing	-	130,981
Cash from business acquired pursuant to the Business Combination	-	212,640
Member distributions prior to Business Combination	-	(309,015)
Net cash used for financing activities	-	4,329,832

Net (decrease) increase in cash	(1,278,605)	2,351,510

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period	1,288,495	1,466,019
Cash and cash equivalents at the end of the period	$9,890	$3,817,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,493	$21,942

Supplemental disclosure of non-cash investing and financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$500,000	$-
Issuance of stock for exercise of warrants	$9,137,643	$-

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

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by the Sponsor, Mr. Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by the former Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

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

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 29 as of September 30, 2016. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. As of the date of this filing, the Company expects its cash flows to cover its costs of operations through approximately the end of January 2017, and thereafter to more than cover its costs of operations, provided in all events that the $5,500,000 purchase obligation regarding the G-IV aircraft (see Note 14 below) is satisfied using lender financing. However, there can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the nine months ended September 30, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through September 30, 2015 for Chart, the predecessor company, and for Tempus Holdings for the period commencing January 1, 2016 through September 30, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns. The tax returns for the year ended December 31, 2015 have not yet been filed and this point are late. While there should be no income taxes due with the filings, some jurisdictions may impose late filing penalties. The Company is in the process of filing the tax returns as soon as possible, and has not accrued for any late filing penalties.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $195,423 at September 30, 2016. There were no earnings in excess of billings at December 31, 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 and $48,130 at September 30, 2016 and December 31, 2015, respectively.

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

Pre-contract Costs

We capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred, if we determine that it is probable that we will be awarded a specific anticipated contract. These capitalized costs are recognized as a cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, for that particular contract. Capitalized pre-contract costs of $205,442 and $334,134 at September 30, 2016 and December 31, 2015, respectively, are included in other current assets in the accompanying consolidated balance sheets. Should future orders not materialize or should we determine that the costs are no longer probable of recovery, the associated capitalized costs would be written off.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances usually do exceed federally insured limits.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash. As of September 30, 2016 and December 31, 2015, the Company had restricted cash balances of $200,000 and $1,100,000 respectively. This balance consists of a certificate of deposit that secures the Company’s credit card borrowings in the amount of $200,000 and $350,000 at September 30, 2016 and December 31, 2015, respectively, and a $750,000 certificate of deposit that secured a standby letter of credit in support of the Company’s response to a formal contract bid at December 31, 2015.

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

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $0 and $14,600 allowance for doubtful accounts as of September 30, 2016 and December 31, 2015, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. For the nine months ended September 30, 2016, the Company recognized depreciation of fixed assets in the amount of $40,313; $3,577 of depreciation was recognized for the nine months ended September 30, 2015. Depreciation is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5
Furniture and fixtures	3-5

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of September 30, 2016, we have recognized no amortization of these costs.

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

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the nine months ended September 30, 2016, the Company recognized amortization expense of computer software in the amount of $20,649. For the nine months ended September 30, 2015 the company recognized amortization expense of $2,146. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

Customer Deposits

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. At September 30, 2016, and December 31, 2015, the Company held $256,449 and $754,545, respectively, in customer deposits.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was $620,829 and $335,459 for the nine months ended September 30, 2016 and 2015, respectively.

Inventory

The Company values its inventory at the lower of average cost, first-in-first-out (“FIFO”) or net realizable value. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. There was $0 and $24,999 in inventory recorded at September 30, 2016 and December 31, 2015, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact on its consolidated financial statements or disclosures.

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

4.	CUSTOMER AND VENDOR CONCENTRATION

We have significant customer and vendor concentration. Customer concentration as of and for the nine months ended September 30, 2016 and 2015 was:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Revenue		Revenue
Customer A	$3,242,239	24%	$2,951,434	34%
Customer B	4,310,714	32%	3,923,423	45%
Customer C	1,395,658	10%	104,389	1%
Customer D	2,088,692	15%	-	-%
Other customers	2,554,828	19%	1,828,818	21%
	$13,592,131	100%	$8,808,064	100%

	September 30, 2016		December 31, 2015
	Accounts Receivable		Accounts Receivable
Customer A	$369,573	36%	$392,453	46%
Customer B	395,541	38%	442,885	52%
Customer C	-	0%	-	0%
Customer D	94,841	9%	-	0%
Other customers	173,602	17%	20,625	2%
	$1,033,557	100%	$855,963	100%

Vendor concentration as of and for the nine months ended September 30, 2016 and 2015 was:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Cost of Revenue		Cost of Revenue
Vendor A	$2,605,512	18%	$2,046,534	25%
Vendor B	1,610,070	11%	914,045	11%
Vendor C	1,424,456	10%	752,220	9%
Other	8,649,795	61%	4,552,628	55%
	$14,289,833	100%	$8,265,427	100%

	September 30, 2016		December 31, 2015
	Accounts Payable		Accounts Payable
Vendor A	$312,510	10%	$195,511	20%
Vendor B	121,508	4%	33,270	3%
Vendor C	190,678	6%	91,355	9%
Other vendors	2,590,511	80%	674,969	68%
	$3,215,207	100%	$995,105	100%

5.	INCOME TAXES

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

The Company evaluates its deferred tax assets each reporting period, including assessment of its cumulative loss position, to determine if valuation allowances are required. A significant negative factor is the Company’s cumulative loss position. This, combined with uncertain near-term economic conditions, reduces the Company’s ability to rely on projections of future taxable income in establishing its deferred tax assets valuation allowance. Due to the weight of the significant negative evidence, GAAP requires that a valuation allowance be established on all of the Company’s net deferred tax assets.

The following table reconciles the income tax (benefit) provision from continuing operations computed at the U.S. federal statutory income tax rates to the income tax (benefit) provision for the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(1,045,166)	$(2,558,779)
State benefit, net of federal benefit	(172,193)	(176,615)
Permanent differences net	(418,462)	1,057,550
Tax attributes from business combination	-	(434,725)
Changes in valuation allowances	1,635,821	2,112,569
Income tax (benefit) provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Accounts receivable	$-	$5,548
Other reserves	35,406	7,554
Standby letter of credit reserve	-	285,000
Start-up costs	363,210	382,902
Net operating loss carryforwards	3,392,329	1,474,121
Total deferred tax assets	3,790,945	2,155,125
Less: valuation allowances	(3,790,945)	(2,155,125)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2016.

At September 30, 2016 approximately $8,900,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2036.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We had a Business Combination in 2015 and March 2016; however, we have not completed a Section 382 study to determine the limitations resulting from any ownership changes. Accordingly, the timing or amount of our net operating loss carryforwards that are available for utilization in the future may be limited in any given year.

The Company’s tax returns are subject to possible examination by the taxing authorities. In general, tax returns remain open for possible examination for a period of three years after the respective filing of those returns. The tax returns for the tax year ended December 31, 2015 have not been filed yet and at this point are late. While there should be no income taxes due with the filings, some jurisdictions may impose late filing penalties. The Company is in the process of filing the tax returns as soon as possible, and has not accrued for any late filing penalties.

6.	BASIC AND DILUTED SHARES OUTSTANDING

Basic common shares outstanding as of September 30, 2016 are 11,064,664. Our weighted average basic shares outstanding for the nine months ended September 30, 2016 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 10,024,972 shares. Our weighted average basic shares outstanding for the three months ended September 30, 2016 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 11,064,664 shares.

Our weighted average diluted common shares outstanding as of September 30, 2016 would normally be calculated based on the sum of the weighted average basic shares outstanding for the nine months ended September 30, 2016 and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion would be calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 16, below. However, due to the fact that the Company experienced a net loss for the nine months ended September 30, 2016 and diluted earnings per share would otherwise be higher than basic earnings per share, our diluted common shares outstanding are represented to be the same as our basic common shares outstanding.

7.	OTHER RECEIVABLES

Other receivables consist of the following:

	September 30,	December 31,
	2016	2015
Contract A earnings in excess of billings	$160,000	$-
Other earnings in excess of billings	35,423	-
Other receivable	660	21,697
Total	$196,083	$21,697

8.	OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2016	2015
Pre-contract costs	$205,442	$334,134
Other prepaid expenses	44,492	38,940
Total	$249,934	$373,074

9.	RELATED PARTY TRANSACTIONS

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In connection with the formation of Tempus, the Company’s former Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan was unsecured and bears interest monthly at a rate of 5.0% per annum. Accrued interest totaled $0 and $21,942 as of September 30, 2016 and 2015, respectively.

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

Jackson River Aviation (“JRA”) is controlled by B. Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA (through its subsidiary, TJI) prior to the acquisition of TJI by Tempus on March 15, 2016, provided FAR Part 135 aircraft charter services to the Company. As of September 30, 2016, the Company had a net outstanding receivable from JRA of $12,726. Total purchases by the Company from JRA for the nine months ended September 30, 2016 were $196,035. Billings by the Company to JRA for the nine months ended September 30, 2016 were $57,053.

TIH is controlled by John G. Gulbin III, a member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers. (see Note 14 below). In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship has been limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the nine months ended September 30, 2016 were $1,125,246. Total billings from the Company to TIH for the nine months ended September 30, 2016 were $136,482. The net outstanding payable from Tempus to TIH at September 30, 2016 was $946,355.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s Executive Vice President. Southwind owns certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the nine months ended September 30, 2016 were $116,545. The net outstanding payable from Tempus to Southwind at September 30, 2016 was $116,545.

As of August 31, 2016, as part of the cost-cutting initiatives instituted by Tempus, the Company gave up its lease on its previous office headquarters at 133 Waller Mill Road, Williamsburg, Virginia, and relocated to office premises at 471 McLaws Circle, Suite A, Williamsburg, Virginia. The premises have been made available to the Company by JRA, which holds them under a lease. The Company uses the entire space and has begun paying JRA’s full monthly rent amount. The move has reduced the Company’s monthly office lease expense from approximately $10,000 to approximately $5,000.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”), whose CEO and Chairman, Peter Cohen, and board member, Joseph Wright, are on our board of directors. For the nine months ended September 30, 2016 Tempus billed $39,646 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At September 30, 2016 and December 31, 2015, the net payable to CAF was $62,520 and $0, respectively.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

10.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
	2016	2015
Office equipment	$168,055	$131,389
Furniture and fixtures	456	456
Total	168,511	131,845
Accumulated depreciation	(54,758)	(14,447)
Property and equipment, net	$113,753	$117,398

11.	INTANGIBLES, NET

Intangibles, net consists of the following:

	September 30,	December 31,
	2016	2015
Infinite-lived intangible assets:
FAA licenses	$550,000	$50,000

Finite-lived intangible assets:
STC costs	455,901	414,226
Accumulated amortization	-	-
	455,901	414,226

Software	90,275	82,240
Accumulated amortization	(29,232)	(8,582)
	61,043	73,658
Total intangible assets, net	$1,066,944	$537,884

FAA licenses includes the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate, and the $500,000 purchase price for TJI, which owns an Operating Certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the Federal Aviation Regulations (“FAR”).

STC costs relate to our efforts to gain approval from the FAA for modifications to Gulfstream III, IV and V business jets to upgrade them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next five years. Tempus was awarded this STC in the fourth quarter of 2016. Estimated amortization of this STC will be as follows:

Estimated STC Amortization
2017	$18,236
2018	45,590
2019	136,770
2020	255,305
Total	$455,901

For the nine months ended September 30, 2016, recognized amortization of software was $20,649, all associated with software purchases. Future amortization schedules associated with existing software is as follows:

Software Amortization
October 1, 2016 – December 31, 2016	$12,106
2017	28,425
2018	20,066
2019	446
Total	$61,043

12.	ACCRUED LIABILITIES

Accrued liabilities at September 30, 2016 and December 31, 2015 include the following:

	September 30, 2016	December 31, 2015
Reserve for standby letter of credit	$-	$750,000
Accrued employment costs	343,090	185,567
Aircraft maintenance reserves	102,250	110,000
Other	125,651	268,403
Total	$570,991	$1,313,970

13.	CUSTOMER DEPOSITS

Customer Deposits consists of the following:

	September 30,	December 31,
	2016	2015
Project A	$-	$750,000
Other customer deposits	256,449	4,545
Total	$256,449	$754,545

14.	COMMITMENTS AND CONTINGENCIES

The Company incurred lease expense for real office and hangar space for the nine months ended September 30, 2016, of $351,795. Lease expense for aircraft and simulators was $4,238,694 for the nine months ended September 30, 2016. Lease expenses for real office space and hangar space was $87,446 and lease expense for aircraft and simulators was $2,120,336 for the nine months ended September, 30, 2015.

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement. The company vacated the space August 31, 2016.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of September 30, 2016 total $40,500.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of September 30, 2016 is $0. Unpaid lease invoices at September 30, 2016 totaled $14,000.

The Company leases office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month. The future minimum lease payments associated with this lease as of September 30, 2016 total $0; the lease has reverted to a month to month agreement. Unpaid lease invoices at September 30, 2016 totaled $115,054.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is capitalized as pre contract costs (see Note 3 above) and is fully expensed as cost of revenue upon each event whereby we recognize revenue with this government customer. As of November 4, 2016, the lessor has exercised its option to sell the aircraft to the Company. The Company currently expects the sale to close in approximately 60 days.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joseph Wright, are on our board of directors. For the nine months ended September 30, 2016 Tempus generated $39,646 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At September 30, 2016 and December 31, 2015, the net payable to CAF was $62,520 and $0, respectively.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay total aggregate base compensation of approximately $350,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

15.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2015, and September 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,575,000	$1,575,000	$-	$-
Series A Warrant Liability	4,215,600	-	4,215,600	-
Series B Warrant Liability	5,452,200	-	5,452,200	-
Total Warrant Liability	$11,242,800	$1,575,000	$9,667,800	$-

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$787,500	$787,500	$-	$-
Series A Warrant Liability	63,750	-	63,750	-
Series B Warrant Liability	-	-	-	-
Total Warrant Liability	$851,250	$787,500	$63,750	$-

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

IPO and Placement Warrants – For December 31, 2015, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.20 as of that date. For September 30, 2016, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.001 as of that date.

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

The Series A Warrants have an exercise price of $4.80 per share purchased and expire on July 31, 2020. As of September 30, 2016 there are no Series B Warrants outstanding.

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

The quantity of issued and outstanding warrants as of September 30, 2016 and respective strike prices for are outlined in the table below:

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the nine months ended September 30, 2016 and 2015 there were 499,000 and 0 stock options granted, respectively, under the Company’s option plan. The Company recognized $175,677 and $0 in stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.

Stock options to purchase 499,000 and 0 shares of common stock were outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2015	-	$-
Granted to employees and non-employee directors	499,000	2.05
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, September 30, 2016	499,000	2.05

Options exercisable, September 30, 2016	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of September 30, 2016, $527,032 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 9 quarters.

18.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2016, we had 4,578,070 shares of preferred stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

Common Stock

As of September 30, 2016, we had 11,064,664 shares of common stock issued and outstanding. Additionally, there are 4,578,070 issued and outstanding shares of preferred stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days (see Note 9 above).

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

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by the Sponsor, Mr. Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by the former Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

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

	As Recorded by Chart Acquisition Corp		Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$4,128,746	(C)	$-		$4,128,746
Due from Sponsor	660	(B)	-		660
Total assets	4,129,406		-		4,129,406

Liabilities
Accounts payable	$100,027	(B)	$-		$100,027
Payable to affiliates of the Sponsor	6,614	(B)	-		6,614
Accrued expenses	25,000	(B)	-		25,000
Warrant liability	1,808,176		(336,276	)(A)	1,471,900
Total liabilities	1,939,817		(336,276)		1,603,541
Net assets acquired over liabilities assumed	$2,189,589		$336,276		$2,525,865

(A)	Based on the valuation report of the Valuation Firm (see Note 15 above), valuing the warrants as of July 31, 2015, the date of the Business Combination, the warrant liability carried on the balance sheet of Chart has been adjusted to the value calculated by the Valuation Firm.
(B)	As part of the Business Combination, Tempus assumed the working capital (liabilities) of Chart, net of cash and warrant liability, in the amount of ($130,981). Please see the Consolidated Statements of Cash Flows.
(C)	Pursuant to the Business Combination and the Financing, the Company received $16,000,000 in cash related to the sale of common stock, preferred stock and warrants. The use of the proceeds is summarized as follows:

Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	$16,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Cash from business acquired pursuant to the Business Combination	212,640
Net cash proceeds related to Business Combination	$3,997,765

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

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by CAG, Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by R. Lee Priest, Jr., the former Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor”, and together with the Chart Affiliate Investors, the “Affiliate Investors”, and together with the New Investors, the “Investors”).

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

We operate out of our corporate headquarters in Williamsburg, Virginia. Additionally, we utilize office and hangar space in Newport News, Virginia, Brunswick, Maine and San Marcos, Texas to provide the required facilities for production and logistic support for our customers.

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

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 29 as of September 30, 2016. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. As of the date of this filing, the Company expects its cash flows to cover its costs of operations through approximately the end of January 2017 and thereafter to more than cover its costs of operations, provided in all events that the $5,500,000 purchase obligation regarding the G-IV aircraft (see Note 14 to the Company’s Consolidated Financial Statements – Commitments and Contingencies) is satisfied using lender financing. However, there can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

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

Three Months Ended September 30, 2016 and 2015

Revenues

Revenues were $4,409,789 for the three months ended September 30, 2016. As set forth below, three customers each represented greater than 10% of our revenues during this period. These three customers represented 25%, 34% and 14% of our revenues respectively.

Revenues were $2,948,958 for the three months ended September 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 37%, of our revenues while a second customer represented 36% of our revenues.

Revenue growth is due to increased flying activity under the charter / brokerage and related to a flight operations contract with a government customer.

The table below sets forth the amount of revenues we recognized for the three months ended September 30, 2016 and 2015:

	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
	Revenue		Revenue
Customer A	$1,092,255	25%	$1,101,797	37%
Customer B	1,498,732	34%	1,065,843	36%
Customer C	632,648	14%	-	-%
Other customers	1,186,154	27%	781,318	26%
	$4,409,789	100%	$2,948,958	100%

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2016 was $4,404,192, which represented 99.9% of revenues. The Company’s gross profit was $5,597 or .1% of revenues for the three months ended September 30, 2016.

Cost of revenue for the three months ended September 30, 2015 was $3,257,295, which represented 110.5% of revenues. The Company’s gross loss was ($308,337) or (10.5%) of revenues for the three months ended September 30, 2015.

The increase in gross profit was primarily due to decreased fixed costs associated with aircraft for customer contracts.

Selling, general and administrative.

Selling, general and administrative expenses were $883,004 for the three months ended September 30, 2016, which represented 20.0% of revenues for this period.

Selling, general and administrative expenses were $1,177,479 for the three months ended September 30, 2015, which represented 39.9% of revenues for this period.

The decrease over the comparable prior year period is primarily associated with the following: (i) Decrease in public company costs, (ii) increased overhead costs from our acquisitions of ProFlight Aviation Services, LLC and Tempus Jets, Inc. resulting in an increase of business unit administrative expenses from $284,501 for the three months ended September 30, 2015 to $359,323 for the three months ended September 30, 2016; and (iii) decrease in bid and proposal expenses from $222,180 for the three months ended September 30, 2015 to $29,212 for the three months ended September 30, 2016.

Other Income (Expense)

Other income (expense) was $378,984 for the three months ended September 30, 2016 and $30,957 for the three months ended September 30, 2015. The increased income period over period is primarily due to non-cash income associated with the change in warrant valuation along with income associated with the conversion of warrants into common and preferred stock, which was $382,500 and $38,001 respectively.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2016 was ($498,423). Net income (loss) for the three months ended September 30, 2015 was ($1,454,859).

Nine Months Ended September 30, 2016 and 2015

Revenues

Revenues were $13,592,131 for the nine months ended September 30, 2016. As set forth below, four customers each represented greater than 10% of our revenues during this period. These four customers represented 24%, 32%, 10% and 15% of our revenues respectively.

Revenues were $8,808,064 for the nine months ended September 30, 2015. As set forth below, two customers each represented greater than 10% of our revenues over this period. One customer, under two separate contracts, represented 34%, of our revenues while a second customer represented 45% of our revenues.

Revenue growth is due to increased flying activity, and the commencement of an aircraft modification contract with a government customer.

The table below sets forth the amount of revenues we recognized for the nine months ended September 30, 2016 and 2015:

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
	Revenue		Revenue
Customer A	$3,242,239	23%	$2,951,434	34%
Customer B	4,310,714	32%	3,923,423	45%
Customer C	1,395,658	10%	104,389	1%
Customer D	2,088,692	15%	-	-%
Other customers	2,554,828	19%	1,828,818	21%
	$13,592,131	100%	$8,808,064	100%

Cost of Revenue and Gross Profit

Cost of revenue for the nine months ended September 30, 2016 was $14,289,833 which represented 105.1% of revenues. The Company’s gross loss was ($697,702) or (5.1%) of revenues for the nine months ended September 30, 2016.

Cost of revenue for the nine months ended September 30, 2015 was $8,265,427, which represented 93.8% of revenues. The Company’s gross profit was $542,637 or 6.2% of revenues for the nine months ended September 30, 2015.

The decline in gross profit was primarily due to increased fixed costs associated with aircraft for customer contracts. Other factors affecting gross profit include an increased mix of lower margin contracts for the nine months ended September 30, 2016 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $3,629,650 for the nine months ended September 30, 2016, which represented 26.7% of revenues for this period.

Selling, general and administrative expenses were $2,128,804 for the nine months ended September 30, 2015, which represented 24.2% of revenues for this period.

The increase over the comparable prior year period is primarily associated with the following: (i) increased costs associated with being a public company, resulting in corporate administrative expenses totaling $1,473,435 for the nine months ended September 30, 2016 as compared to $477,791 for the nine months ended September 30, 2015; (ii) increased overhead operations from our acquisitions of ProFlight Aviation Services, LLC and Tempus Jets, Inc. resulting in an increase of business unit administrative expenses from $681,781 for the nine months ended September 30, 2015 to $1,238,565 for the nine months ended September 30, 2016; and (iii) increases in sales and marketing expenses from $335,459 for the nine months ended September 30, 2015 to $620,829 for the nine months ended September 30, 2016.

Other Income (Expense)

Other income (expense) was $1,253,333 for the nine months ended September 30, 2016 and $15,730 for the nine months ended September 30, 2015. The increased income period over period is primarily due to non-cash income (expense) associated with the change in warrant valuation along with income (expense) associated with the conversion of warrants into common and preferred stock, which was $4,759,207 and ($3,505,327) respectively.

Net Loss

Net loss for the nine months ended September 30, 2016 was ($3,074,019). Net loss for the nine months ended September 30, 2015 was ($1,570,437).

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $9,890. As of that date, we held restricted cash of $200,000, consisting of a certificate of deposit securing credit card borrowings. Credit card borrowings outstanding as of September 30, 2016 totaled $248,013.

Our working capital deficit as of September 30, 2016 was ($3,465,877), equal to the difference between our total current assets as of that date of $1,901,918 and our total current liabilities as of that date of $5,367,795.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts require investment in working capital and aircraft assets.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joseph Wright, are on our board of directors. For the nine months ended September 30, 2016 Tempus generated $39,646 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At September 30, 2016, the net receivable from CAF was $2,306.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, in support of a modification contract and expected operational contract with a government customer. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. As of November 4, 2016, the lessor has exercised its option to sell the aircraft to the Company. The Company currently expects the sale to close in approximately 60 days.

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

For the nine months ended September 30, 2016, the Company incurred lease expense for aviation assets used in the provision of its services of $4,238,694. Lease expenses for aviation assets for the nine months ended September 30, 2015 were $2,120,336.

Management believes that uncertainties regarding the commencement of new contracts that have been won or are expected to be won, and the timing of their commencement, cast significant doubt upon the Company’s ability to continue as a going concern, especially in the near term and prior to the passage of the next 12 months. See Note 2 to the Company’s Consolidated Financial Statements -- Going Concern.

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement. The Company vacated the space August 31, 2016 as part of its cost-cutting initiatives, and relocated to the office premises at 471 McLaws Circle, Williamsburg, Virginia. Those premises have been made available to the Company by Jackson River Aviation (“JRA”), which is controlled by B. Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA hold the premises under lease. The Company uses the entire space and has begun paying JRA’s full monthly rent amount. The move has reduced the Company’s monthly office lease expense from approximately $10,000 to approximately $5,000.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month. The future minimum lease payments associated with these leases at San Marcos, TX as of September 30, 2016 total $40,500.

The Company leases hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The future minimum lease payments associated with this lease as of September 30, 2016 total $0.

The Company leases office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month. The future minimum lease payments associated with this lease as of September 30, 2016 total $0; the lease has reverted to a month to month agreement.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay a total aggregate base compensation of approximately $350,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joseph Wright, are on our board of directors. For nine months ended September 30, 2016 Tempus generated $39,646 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At September 30, 2016, the net receivable from CAF was $2,306.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and will be providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is capitalized as pre-contract costs and is fully expensed as cost of revenue upon each event whereby we recognize revenue with this government customer. As of November 4, 2016, the lessor has exercised its option to sell the aircraft to the Company. The Company currently expects the sale to close in approximately 60 days.

Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the nine months ended September 30, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through September 30, 2015 for Chart, the predecessor company, and for Tempus Holdings for the period commencing January 1, 2016 through September 30, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns. The tax returns for the tax year ended December 31, 2015 have not been filed at this point are late. While there should be no income taxes due with the filings, some jurisdictions may impose late filing penalties. The Company is in the process of filing the tax returns as soon as possible, and has not accrued for any late filing penalties.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $195,422 at September 30, 2016. There were no earnings in excess of billings at December 31, 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 and $48,130 at September 30, 2016 and December 31, 2015, respectively.

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

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of September 30, 2016, we have recognized no amortization of these costs.

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

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the nine months ended September 30, 2016, the Company recognized amortization expense of computer software in the amount of $20,649. For the nine months ended September 30, 2015 there was no amortization expense. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact on its consolidated financial statements or disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: November 14, 2016	By:	/s/ Steven Bush
	Name: Title:	Steven Bush Chief Financial Officer (Principal financial and accounting officer)

