Form 10-K
period 2016-12-31
Tempus Applied Solutions Holdings, Inc.
filed 2017-03-31
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Issuer’s telephone number: (757) 875-7779

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☐

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,049,9001, as calculated based on the price at which such common equity was last sold on June 30, 2016 on the OTCQB Marketplace, which was $1.10 per share, and the number of shares of such common equity held by nonaffiliates on June 30, 2016, which was 1,863,545 (as of June 30, 2016, a total of 11,064,664 shares of such common equity being outstanding and 9,201,119 of such shares being owned by affiliates)2.

As of March 28, 2017, there were 11,064,664 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

iii.	each of Chart and Tempus became wholly owned subsidiaries of the Company.

We refer to the transactions contemplated by the Merger Agreement as the “Business Combination”.

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively as the Financing, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus, whom we refer to as the New Investors; aggregate cash investments of $5.0 million by CAG, Mr. Wright and Cowen, whom we collectively refer to as the Chart Affiliate Investors; and a cash investment of $500,000 by the former Chief Financial Officer of Tempus (through his individual retirement account), whom we refer to in such capacity as the Tempus Affiliate Investor. We refer to the Tempus Affiliate Investor and the Chart Affiliate Investors together as the Affiliate Investors, and we refer to the Affiliate Investors and the New Investors together as the Investors.

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

In February 2016, all of our outstanding Series B-1 Warrants were exercised. In June 2016, all of our outstanding Series B-2 and B-3 Warrants were exercised. No Series B Warrants remain outstanding.

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

We operate out of our corporate headquarters in Williamsburg, Virginia. We utilize hangar space in San Marcos, Texas to provide facilities for flight training and operations support for our customers in that region. Additionally, we are able to access hangar space in Brunswick, Maine as needed, to provide facilities for aircraft production support for our customers.

Industry

Our industry and target markets are largely influenced by the DoD budget and overall trends in the commercial aircraft and business jet markets.

Defense

The DoD fiscal year 2018 budget request is approximately $639 billion, representing a significant 9.6% increase in proposed spending over the prior year and a change in priority for defense spending in the new administration.

Commercial Aircraft

Commercial aircraft activity continues to rebound from the financial crisis. According to the International Air Transport Association, international passenger air traffic increased 9.6% year-over-year as of January 2017 compared to the same period in 2016. Business jet deliveries fell in 2016. Business jet deliveries declined an estimated 3.2% in 2016 compared to 2015, according to Jetcraft’s most recent market analysis, although long-term forecasts suggest that growth may return to the business jet market in 2018.

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

Competitive Strengths

Industry-Leading Expertise

Our executive management team possesses over 25 years of combined experience in the special mission aircraft industry. The team brings a broad deal-sourcing network of trusted relationships within the U.S. government, a blend of asset knowledge and technical expertise and a track record of realizing proceeds from investments through a number of exit alternatives. Since 2009, our executive team has won and led contracts with U.S. government end users in excess of $500 million. Our network of highly trained and experienced technicians offers complex design and engineering capabilities, with expertise covering a wide range of aircraft platforms, and has successfully completed projects with strict parameters and specifications for the U.S. government. Our network of highly trained personnel have designed, integrated, and certified more than 70 aircraft, modified to conduct special mission operations in some of the most remote and harsh environments globally.

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

Access to Secure, State-of-the-Art Facilities Strategically Located in Brunswick, ME

We have access to hangar space in Brunswick, Maine which provides facilities for aircraft production support for our customers. The secure hangar facilities, with access to secure, compartmentalized information facilities, are strategically located on the Eastern seaboard, an area with a highly skilled labor force well suited to work on large structures in interior spaces, given the region’s experience with shipbuilding. This location affords us the ability to more cost effectively accommodate systems integration requests internationally. The air station maintains runways and taxiways certified for B-747, A-340, and C-5 aircraft, which will allow us to provide systems integration and modification services on wide body aircraft.

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

Meaningful Marketing and Cross-Selling Opportunities within Targeted Customer Base

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

Growth Strategy

Re-enter the Market for Turnkey Solutions for Government Customers

Our CEO, Mr. Terry, has previously run, grown and sold two companies that provided turnkey commercial aviation services for government customers, namely Flight International and Orion Air Group Services (“Orion”). Upon the sale of Orion, which was founded by Mr. Terry, he entered into a non-compete agreement which has expired. Our management and employees retain extensive relationships in the previously restricted market.

Continued Additions of Complementary Capabilities

We plan to opportunistically add related capabilities within target end-markets, including through acquisitions.

Capitalize on Demand for Special Mission Modifications and Aircraft Leasing Solutions

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

Competition

We believe that our expertise, certifications and U.S. government security clearances allow us to compete effectively within our target markets. In the special mission modifications and leasing markets, we compete with companies that provide ISR and data acquisition modification solutions to both turboprop and business jet aircraft for government customer users. These companies include Orbital ATK, Dynamic Aviation, L-3 Communications, Field Aviation, Israel Aerospace Industries and Sierra Nevada. Within the design and engineering market, we compete with companies that have wide body completion data licenses, including Associated Air Center, Comlux, Greenpoint and Jet Aviation.

Employees

We currently have 22 employees, including 15 in operational roles and 7 in executive and administrative roles. Consistent with industry practice, the Company utilizes contract labor on an as-needed basis, which can range between ten and 50 people, depending on the scope of the contract.

Item 1A.   Risk Factors

The following risk factors apply specifically to an investment in our securities. You should carefully consider the following risk factors in addition to the other information included herein, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

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

We may be subject to government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts.  Government agencies, including in the U.S. the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors. These agencies may review our performance under contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of our compliance with our internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract could be deemed non-reimbursable, and to the extent already reimbursed, might need to be refunded. Any inadequacies in our systems or policies could result in withholdings on billed receivables, penalties and reduced future business. Furthermore, if any audit, inquiry or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with that government. We could also suffer reputational harm if allegations of impropriety were made against us, which could adversely affect our operating performance and could result in additional expenses and possible loss of revenue, even if such allegations were later determined to be false.

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

We may suffer other negative consequences as a result of a lessee default, the related termination of the lease and the repossession of the related aircraft. It is likely that our rights upon a lessee default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. In addition, certain of our lessees may be owned, in whole or in part, by government-related entities, which could complicate our efforts to repossess our aircraft in that lessee’s domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in remarketing the affected aircraft.

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

We cannot assure you that we will be able to enter into profitable leases upon the acquisition of the aircraft we purchase in the future. You must rely upon our management team’s judgment and ability to evaluate the ability of customers and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives, which would negatively affect our financial condition, cash flow and results of operations.

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

Risk Factors Relating to the Need for Additional Capital

We have a history of generating significant losses, we have a substantial working capital deficiency and a stockholders’ deficiency and we may not be able to achieve and sustain profitability. The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $3,126,072 and $7,525,821 for the years ended December 31, 2016 and 2015, respectively. The report of our independent registered public accounting firm with respect to our consolidated financial statements as of December 31, 2016 and for the year then ended contains an explanatory paragraph that expresses substantial doubt about the Company’s ability to continue as a going concern. The report also states that we have incurred significant operating losses and negative cash flows from operations. Our plans in regard to these matters are described in Note 2 to our consolidated financial statements as of December 31, 2016 and for the years ended December 31, 2016 and 2015, included herein. Our financial statements do not include any adjustments that might result were we unable to continue as a going concern. If our plans or assumptions change or prove to be inaccurate, we may incur net losses in 2017. As a result of the foregoing difficulties, investors may lose all or part of their investment.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy commitments to acquire additional aircraft and to compete effectively in the aviation services and leasing market and would negatively affect our financial condition, cash flow and results of operations.

Growing an aircraft portfolio to carry out our business plan will require substantial capital. Accordingly, we will need to obtain additional financing, which may not be available to us on favorable terms or at all. Our access to additional sources of financing will depend upon a number of factors over which we have limited control, including:

●	general market conditions;

●	the condition of credit and capital markets;

●	the state of the aviation industry;

●	the market’s view of the quality of our assets;

●	the market’s perception of our business performance and growth potential;

●	the prospect that additional equity investors may be diluted as a result of the securities being issued in connection with the Financing;

●	interest rate fluctuations; and

●	our current and potential future earnings and cash distributions.

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

We may enter into credit facilities that contain financial and non-financial covenants, such as requirements that we comply with one or more of the following covenants: debt-to-equity, dividend restrictions, minimum net worth and interest coverage ratios, change of control provisions, and prohibitions against our disposing of our aircraft or other aviation assets without a lender’s prior consent. Complying with such covenants may at times necessitate that we forego other opportunities, such as using available cash to grow our aircraft fleet or promptly disposing of less profitable aircraft or other aviation assets. Moreover, any failure to comply with any such covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a negative effect on our business and our ability to continue as a going concern.

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

As a result of the Financing, the Business Combination and the Securities Purchase Agreement, we have a complex capital structure. The Series A Warrants, which are convertible into either shares of our common stock or Preferred Stock, and which include certain substantial anti-dilution protections for their holders, may limit the capital raising and liquidity alternatives available to us and, as a result, we may not be able to successfully raise capital through a public or private equity offering, particularly if the price of our common stock at such time is below the levels at which the anti-dilution protections in the Series A Warrants take effect, and any such offering, even if successful, could result in significant additional dilution to the then current holders of our common stock.

Risk Factors Relating to Operating in the Aviation Industry

Increases in fuel costs could materially negatively affect our lessees and by extension the demand for aircraft that we acquire, which would negatively affect our financial condition, cash flow and results of operations.

Fuel costs represent a major expense in the aviation industry, and fuel prices fluctuate widely depending principally on international market conditions, geopolitical and environmental events, regulatory changes (including those related to greenhouse gas emissions) and currency exchange rates. Political unrest in the Middle East and North Africa has generated uncertainty regarding the predictability of the world’s future oil supply. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding their members’ oil output, and the changes in global demand for fuel from countries such as China.

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

The terms of the registration rights agreement with the New Investors with respect to our securities issued to the New Investors, the terms of the Series A Warrants and the terms of our Preferred Stock impose substantial penalties on us in the event the New Investors exercise those registration rights or holders of the Series A Warrants or the Preferred Stock exercise those warrants or convert that Preferred Stock, and we fail to register such securities or deliver the common stock or Preferred Stock, as applicable, then due within the time periods and in the manner specified in the registration rights agreement, the terms of the Series A Warrants or the Preferred Stock, respectively.

Under the terms of the registration rights agreement we entered into with the New Investors with respect to our securities issued to the New Investors, the terms of the Series A Warrants and the terms of Preferred Stock, if holders thereof exercise those registration rights or warrants or convert that Preferred Stock, and we fail to deliver our common stock or Preferred Stock, as applicable, or, in the case of the exercise of registration rights, fail to register the sale or resale of such securities, in each due within the time periods and in the manner specified, respectively, we may suffer substantial penalties. In particular, if we fail, for any or no reason, on or prior to the later of (i) three trading days after a warrant exercise notice or Preferred Stock conversion notice, as applicable, or (ii) one trading day after receipt of the warrant exercise price, notice of a cashless warrant exercise or receipt of the Preferred Stock conversion price, as applicable, to either issue and deliver to the holder (or its designee) a certificate for the number of shares of common stock to which the holder is entitled or, if a registration statement covering the issuance or resale of the shares of common stock is not available and we fail to promptly so notify the holder and deliver the shares of common stock electronically, then, in addition to all other remedies available to the holder, (x) we will be required to pay in cash to the holder, on each day after the required share delivery date on which such delivery failure continues, an amount equal to 1% of the product of (A) the sum of the number of shares of common stock not issued to the holder on or prior to the share delivery deadline and to which the holder is entitled, multiplied by (B) any trading price of the common stock selected by the holder in writing as in effect at any time during the period beginning on the date on which the holder gave its warrant exercise or preferred stock conversion notice and ending on the applicable share delivery date, and (y) the holder, upon written notice to us, may void its exercise or conversion notice; provided that the voiding of an exercise or conversion notice shall not affect our obligations to make any payments which have accrued prior to the date of such notice. In addition, if on or after such share delivery deadline the holder purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by the holder of all or any portion of the number of shares of common stock issuable upon such exercise that the holder anticipated receiving from us, then, in addition to all other remedies available to the holder, we will be required to, within three business days after the holder’s request and in the holder’s discretion, either (I) pay cash to the holder in an amount equal to the holder’s total purchase price (including brokerage commissions and other out-of-pocket expenses, if any) for the shares of common stock so purchased, or (II) promptly issue and deliver the shares to which the holder is entitled and pay cash to the holder in an amount equal to the excess (if any) of the price described in clause (I) above over the product of (a) such number of shares multiplied by (b) the lowest closing sale price of the common stock on any trading day during the period commencing on the date of the applicable exercise or conversion notice and ending on the date of such issuance and payment. These penalties could result in substantial costs to us.

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

We have a complex capital structure. Specifically, the terms of the Series A Warrants and the Preferred Stock include certain substantial protections for their holders, which may limit our ability to complete acquisitions using our securities as consideration. Under the terms of the Series A Warrants, we may not enter into or be party to a “Fundamental Transaction” unless the successor entity assumes in writing all of our obligations under such warrants. A “Fundamental Transaction” means, among other things, a transaction in which we, directly or indirectly, including through our subsidiaries, affiliates or otherwise, in one or more related transactions, (i) consolidate or merge with or into (whether or not we are the surviving corporation) another entity; (ii) sell, assign, transfer, convey or otherwise dispose of all or substantially all of our properties, assets or “significant subsidiaries” (as defined in Rule 1-02 of Regulation S-X) to one or more entities; (iii) make, or allow one or more entities to make, or allow us to be subject to or have our common stock be subject to or party to one or more entities making, a purchase, tender or exchange offer that is accepted by at least 50% of the outstanding shares of common stock; (iv) consummate a stock or share purchase agreement or other business combination (including a reorganization, recapitalization, spin-off or scheme of arrangement) with one or more entities whereby all such entities, individually or in the aggregate, acquire at least 50% of the outstanding shares of common stock; or (v) reorganize, recapitalize or reclassify our common stock. The foregoing provisions will not apply to a Fundamental Transaction where the purchaser or other successor entity, after giving effect to such Fundamental Transaction, does not have any equity securities that are then listed or designated for quotation on a national securities exchange or automated quotation system. Moreover, a holder of Series A Warrants may choose, in connection with any Fundamental Transaction, to have us or the successor entity purchase our warrants from the holder by paying the holder cash in an amount equal to the “Black Scholes Value” (as defined in the Series A Warrants) of such warrants. Under the terms of the Preferred Stock, we are subject to similar constraints, including that we may not enter into or be party to a “Fundamental Transaction” unless the successor entity assumes in writing all of our obligations under the certificate of designations for the Preferred Stock, although (in contrast to the terms of the Series A Warrants) the foregoing Preferred Stock provisions will not apply to a Fundamental Transaction where the purchaser or other successor entity provides cash consideration and such Fundamental Transaction does not involve the issuance of any securities to the holders of our securities or securities of our affiliates.

As a result of the foregoing, a potential acquirer of our company that offers securities, or cash and securities, as acquisition consideration would have to assume in writing all of our obligations under the Series A Warrants and the Preferred Stock, and a potential acquirer that offers cash only as acquisition consideration would have to assume in writing all of our obligations under the Series A Warrants. A potential acquirer could conclude that accepting such an outcome, or negotiating with holders of the Series A Warrants and the Preferred Stock in order to reach a different outcome, would make an acquisition of our company unattractive.

There may be limitations on the effectiveness of our internal controls, and a failure of our internal control systems to prevent error or fraud could materially harm our Company.

We do not expect that our systems of internal control over disclosure and financial reporting, even if timely and well established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all errors and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely affect our business.

Our management has identified a material weakness in our internal control over financial reporting. Such weaknesses could hamper our ability to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Our management has concluded that our internal control over financial reporting may not have been consistently effective through the date hereof, due to the fact that, at times, including in particular at times since December 31, 2016, we may not have employed a sufficient number of accounting personnel to adequately segregate duties. A failure to adequately segregate duties means that, for example, journal entries and account reconciliations may not be reviewed by someone other than the preparer, heightening the risk of error or fraud. Such a failure constitutes a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate this material weakness or avoid other control deficiencies, we may not be able to report our financial results accurately, prevent errors or fraud or file our periodic reports as a public company in a timely manner. The foregoing could result in the loss of investor confidence, errors in our public filings and declines in the market price of our securities.

Our management’s reports on the effectiveness of our internal control over financial reporting are not required to be attested to by our independent auditor.

Under Section 404(a) of the Sarbanes-Oxley Act of 2002, our management is required to report, in this document and in each of our future annual reports under Form 10-K, on the effectiveness of our internal control over financial reporting. However, because we are a smaller reporting company, we are not required to have our independent auditor attest to our management’s assessments of our internal control over financial reporting expressed in such reports, as larger companies are required to do under Section 404(b) of the Sarbanes-Oxley Act. As a result, if our management is not able to effectively assess our internal control over financial reporting, the absence of auditor attestation procedures may deprive us of opportunities to discover problems with our internal control over financial reporting. If we are not able to implement and maintain adequate internal control over financial reporting, the quality of our financial reporting could suffer and our business, investor confidence in our Company and our securities and the market price of our stock could all suffer.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ (if applicable) and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some business activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Provisions in our amended and restated charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. In addition, certain terms of the certificate of designations for our Preferred Stock may further inhibit a takeover of us, including the requirement that an acquirer of our company keep the Preferred Stock, or identical securities, outstanding after the takeover in a transaction involving securities as full or partial consideration. Moreover, the Series A Warrants have a similar requirement that an acquirer of our company keep such warrants, or identical securities, outstanding after the takeover, regardless of whether the consideration paid includes cash, securities or both, which may further inhibit a takeover.

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

As of the date hereof, the Members and the Tempus Affiliate Investor beneficially own approximately 44.0% of our common stock, Chart’s initial stockholders and the Chart Affiliate Investors beneficially own approximately 58.9% of our common stock and each of the three New Investors, taking into account the 4.99% Beneficial Ownership Limitation as described below, beneficially own 4.99% of our common stock. This ownership percentage does not take into account (i) the issuance of any shares under our 2015 Omnibus Equity Incentive Plan, (ii) the potential issuance pursuant to the Merger Agreement of up to an additional 6,300,000 Earn-out Shares to the Members upon the achievement of certain financial milestones, (iii) any indemnification payments or purchase price adjustments under the Merger Agreement that are made by delivery of shares of our common stock or (iv) the issuance of any shares of common stock upon the exercise of any of the Series A-1 Warrants, or upon the conversion of the outstanding Preferred Stock, in excess of the 4.99% Beneficial Ownership Limitation described below. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive office is located at 471 McLaws Circle, Suite A, Williamsburg, Virginia 23185.

We lease hangar and additional office space at 2080 Airport Drive, San Marcos, Texas 78666.

We consider our current office and hangar space adequate for our current operations.

Item 3.      Legal Proceedings

To the knowledge of our management, there are no material legal proceedings currently pending or contemplated against us, any of our officers or directors as such or against any of our property. In February 2017, a lawsuit was filed by a former counterparty of certain businesses affiliated with our CEO, Benjamin Scott Terry, and one of our Board members, John G. Gulbin III, against such businesses and individuals, alleging claims for damages in the approximate total amount of $10 million. Tempus Applied Solutions Holdings, Inc., was also named as a defendant in that suit. We do not believe that the allegations in the complaint involve us in any way, and we expect the suit against us to be abandoned or dismissed. However, there can be no assurance as to the outcome of this matter.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock and IPO Warrants are currently quoted on the OTCQB Marketplace under the symbols “TMPS” and “TMPSW,” respectively. Prior to the closing of the Business Combination, Chart’s units, common stock and warrants traded on the OTCQB Marketplace and the NASDAQ Capital Market under the symbols “CACGU”, “CACG” and “CACGW”. Upon the consummation of the Business Combination, any of Chart’s units that were not previously separated were separated into their component securities of one share of common stock and one warrant, and the units ceased public trading. In the Business Combination, Chart’s common stock and warrants were exchanged for our common stock and IPO Warrants, on a one-for-one basis. There is no established trading market for our Series A-1, A-2 or A-3 Warrants or our Preferred Stock.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock and IPO Warrants as reported on the OTCQB Marketplace for the years ended December 31, 2016 and 2015.

Common Stock: TMPS	2016		2015
	Low	High	Low		High
January 1, through March 31	$1.85	$3.30	$	N/A	$	N/A
April 1 through June 30	$1.00	$2.15	$	N/A	$	N/A
July 1through September 30	$0.48	$1.10		$7.90		$9.81
October 1 through December 31	$0.18	$0.60		$3.30		$7.55

Warrants: TMPSW	2016		2015
	Low	High	Low		High
January 1, through March 31	$0.01	$0.028	$	N/A	$	N/A
April 1 through June 30	$0.01	$0.01	$	N/A	$	N/A
July 1through September 30	$0.0001	$0.01		$0.28		$0.55
October 1 through December 31	$0.00004	$0.001		$0.20		$0.46

On March 28, 2017 our common stock had a closing price of $0.12 and our IPO Warrants had a closing price of $0.001.

(b) Holders

On March 28, 2017, the number of holders of record of our securities were as follows: 38 holders of record of common stock, 4 holders of record of IPO Warrants, 9 holders of record of Series A Warrants (3 of which were affiliated with each other) and 5 holders of record of Preferred Stock (3 of which were affiliated with each other).

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, we had the following equity compensation plans, under which the indicated number of securities were issuable upon the exercise of outstanding options, warrants and rights, and the indicated number of securities remained available for future issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Omnibus Equity Incentive Plan (1)	500,616	$2.05	140,000
Total	500,616	$2.05	140,000

(1) Under the Company’s 2015 Omnibus Equity Incentive Plan, the number of options to purchase common stock that can be awarded is equal to 7.5% of the number of shares outstanding as of the close of the Business Combination on July 31, 2015. Such number of shares outstanding was 8,541,549, 7.5% of which is equal to 640,616.

(e) Recent Sales of Unregistered Securities

This information has previously been publicly reported.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.      Selected Financial Data

As a smaller reporting company, the Company is not required to provide this disclosure.

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

Going Concern

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $3,126,072 and $7,525,821 for the years ended December 31, 2016 and 2015, respectively. We have experienced operating losses and negative cash flows from operations, and we currently have a working capital deficit, due principally to delays in the commencement of contracts and low margins on initial contracts. In addition, we are seeking financing in order to fund a purchase obligation of $5.5 million related to an aircraft. If our plans or assumptions change or prove to be inaccurate, we may incur net losses in 2017. As a result of the foregoing difficulties, investors may lose all or part of their investment. The report of our independent registered public accounting firm with respect to our consolidated financial statements as of December 31, 2016 and for the year then ended contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our consolidated financial statements as of December 31, 2016 and for the years ended December 31, 2016 and 2015, included herein. Our financial statements do not include any adjustments that might result were we unable to continue as a going concern.

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

Fiscal Year Ended December 31, 2016 compared to Fiscal Year Ended December 31, 2015

Revenues

Revenues were $18,775,955 for the year ended December 31, 2016, compared to revenues of $11,933,433 for the year ended December 31, 2015, representing an increase of approximately 57%. This increase was principally due to revenue from new contracts with the United States government and from the Tempus Jets, Inc. entity acquired in March 2016.

As set forth below, three customers each represented greater than 10% of our revenues during this period. The three customers represented 32%, 23% and 15% of our revenues.

	Year Ended
	December 31,
	2016
Customer A	$4,315,189	23%
Customer B	5,923,565	32%
Customer C	2,783,292	15%
All other	5,753,909	30%
	$18,775,955	100%

Cost of revenue and Gross profit/(loss)

Cost of revenue for the year ended December 31, 2016 was $19,083,834, which represented 101.6% of revenues. For the year ended December 31, 2015, cost of revenue was $11,468,010, representing an increase from 2015 to 2016 of approximately 66%. This increase was principally due to higher aircraft maintenance costs as a result of the March 2016 acquisition of Tempus Jets, Inc., costs associated with new contracts with the United States government and costs related to an aircraft operated in foreign countries.

The Company’s gross profit/loss was ($307,879) or (1.6%) of revenues for the year ended December 31, 2016. For the year ended December 31, 2015, the Company’s gross profit was $465,423.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4,833,515 for the year ended December 31, 2016, which represented 25.7% of revenues for this period. For the year ended December 31, 2015, selling, general and administrative expenses were $4,614,846, representing an increase of approximately 4%.

Tempus continues to incur operating expenses in support of business development efforts, in addition to various organizational and potential transactional costs in support of merger and acquisition activity.

Other income (expense)

Other income (expense) was $2,015,322 for the year ended December 31, 2016. For the year ended December 31, 2015, other income (expense) was ($3,376,398). The increased income in 2016 was principally due to non-cash income associated with a change in warrant valuation, along with expense associated with the conversion of warrants into common and preferred stock.

Net loss

Net loss for the year ended December 31, 2016 was ($3,126,072). For the year ended December 31, 2015, net loss was ($7,525,821.), representing a reduction in net loss of approximately 59%.

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

Other income (expense)

Other income (expense) was ($3,376,398) for the year ended December 31, 2015. Of this amount, ($3,095,700) represented the increase in warrant liability we incurred as a result of the IPO Warrants we inherited in the Business Combination and the Series A and Series B Warrants we issued in connection with the Financing.

Net loss

Net loss for the year ended December 31, 2015 was ($7,525,821).

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $592,514. As of that date, we held restricted cash of $50,007 in the form of a certificate of deposit securing credit card borrowings. Credit card borrowings outstanding as of December 31, 2016 totaled $240,813.

Our working capital deficit as of December 31, 2016 was ($10,100,571), equal to the difference between our total current assets as of that date of $2,593,542 and our total current liabilities as of that date of $12,694,113.

We continue to incur operating expenses in support of business development efforts in addition to various organizational and potential transactional costs in support of merger and acquisition activity. In addition, new customers and contracts will require investment in working capital and aircraft assets.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose board member, Joseph Wright, is also one of our board of directors. For the years ended December 31, 2016 and 2015, Tempus generated $53,082 and $0 of billings to CAF. Total purchases by the Company from CAF for the years ended December 31, 2016 and 2015 were $723,756 and $0, respectively. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At December 31, 2016 and 2015 the net payable to CAF was $62,018 and $0, respectively.

Effective as of February 25, 2016, the Company leased a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, under a capital lease. The lease permitted the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. As of November 4, 2016, the lessor exercised its option to sell the aircraft to the Company, with the sale to close in January 2017. As of the filing date, the Company has not completed the purchase, and according to the terms of the lease agreement, the Company will pay interest on the unpaid balance at the rate of LIBOR plus 5%. The Company is continuing to seek financing to facilitate the purchase of the aircraft. The Company is currently in discussions with the owner/lessor of the G-IV to extend the option to purchase to coincide with the finalization of third party financing. In the interim, the Company is continuing to make regular lease payments to the owner/lessor.

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

For the year ended December 31, 2016, the Company incurred lease expense for aviation assets used in the provision of services of $5,407,873. For the year ended December 31, 2015, lease expense for aviation assets used in the provision of services was $3,232,229.

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company leased office space on Waller Mill Road in Williamsburg, Virginia. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month-to-month agreement. The company vacated the space August 31, 2016 and relocated to McLaws Circle in Williamsburg, Virginia to support its operations. The Company occupied the premises as of September 1, 2016 under a month-to-month sublease to Jackson River Aviation, LLC, an affiliate controlled by the Company’s CEO. The sublease is at or under prevailing market rates.

The Company leases office space in San Marcos, Texas to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen-month lease at a rate of $10,500 per month. The lease was extended as of January 1, 2017 for an additional 12 months. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month, at which point it was also renewed for an additional 12 months. The future minimum lease payments associated with these leases at San Marcos, Texas as of December 31, 2016 total $162,000.

The Company leased hangar space in Newport News, Virginia to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The term of the lease ended and was not renewed. The future minimum lease payments associated with this lease as of December 31, 2016 is $0. Unpaid lease invoices at December 31, 2016 totaled $14,000 and are included in accounts payable.

The Company leased office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673, after which the lease has reverted to a month-to-month agreement. The facility and related employees were transferred to Tempus Intermediate Holdings, an affiliate of our director, John G. Gulbin III, as of November 2016. Unpaid lease invoices at December 31, 2016 totaled $160,028 and are included in accounts payable.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose board member, Joseph Wright, is also one of our board of directors. For the years ended December 31, 2016 and 2015, Tempus generated $53,082 and $0 of billings in support of CAF. Total purchases by the Company from CAF for the years ended December 31, 2016 and 2015 were $723,756 and $0, respectively. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At December 31, 2016 and 2015 the net payable to CAF was $62,018 and $0, respectively.

Effective as of February 25, 2016, the Company leased a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, under a capital lease. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is fully expensed as a cost of revenue upon each event whereby we recognize revenue with this government customer. As of November 4, 2016, the lessor exercised its option to sell the aircraft to the Company, with the sale to close in January 2017. As of the filing date, the Company has not completed the purchase, and according to the terms of the lease agreement, the Company will pay interest on the unpaid balance at the rate of LIBOR plus 5%. The Company is continuing to seek financing to facilitate the purchase of the aircraft. The Company is currently in discussions with the owner/lessor of the G-IV to extend the option to purchase to coincide with the finalization of third party financing. In the interim, the Company is continuing to make regular lease payments to the owner/lessor.

The Company has employment agreements with certain executives, with provisions for termination obligations in certain circumstances of up to 12 months’ severance. The Company expects to pay total aggregate base compensation of approximately $350,000 annually through 2018, plus customary fringe benefits and bonuses.

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

Tempus, a limited liability company, was the acquiror in the Business Combination; therefore, Tempus’ taxable income or loss for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) is allocated to its members in accordance with its operating agreement and is reflected in the members’ income taxes. The members’ income tax filings are subject to audit by various taxing authorities depending on their physical residence. All members reside in the United States of America.

The accompanying consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 (the effective date of the Business Combination) through December 31, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. There were no earnings in excess of billings at December 31, 2016 and 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 and $48,130 at December 31, 2016 and 2015 respectively.

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

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, FAA licenses as well as independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STC’s are authorizations granted by the FAA for specific modifications of certain aircraft. An STC authorizes us to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STC’s are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of December 31, 2016 and 2015, we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulation (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite lived.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO Benjamin Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). The total purchase price of $500,000 was allocated to intangibles and is considered to be indefinite-lived. The Company has filed an election under I.R.C Section 338(h)(10) to treat this qualified acquisition of stock as an acquisition of assets for tax purposes. On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective as of January 1, 2017, with Jackson River Aviation, LLC (“JRA”), a business associated with the Company’s CEO, Benjamin Scott Terry, and with Mr. Terry, pursuant to which JRA acquired from the Company 100% of the outstanding shares of common stock of TJI. See Note 18 – Subsequent Events to our consolidated financial statements included herein.

It is the Company’s policy to commence amortization of software upon the date that assets are placed into service. The Company recognized computer software amortization expense of $27,755 and $8,582 for the years ended December 31, 2016 and 2015, respectively. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer software	3

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.      Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-30 comprising a portion of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes policies and procedures that: (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) are intended to provide reasonable assurance that (i) transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and (ii) receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors of the Company; and (3) are intended to provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the Company’s financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management has concluded that our internal control over financial reporting may not have been consistently effective through the date hereof, due to the fact that, at times, including in particular at times since December 31, 2016, we may not have employed a sufficient number of accounting personnel to adequately segregate duties. A failure to adequately segregate duties means that, for example, journal entries and account reconciliations may not be reviewed by someone other than the preparer, heightening the risk of error or fraud. Such a failure constitutes a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

It is our intention to augment our accounting staff and increase the reliability of our accounting function over time as our business grows and as we are able to access more resources to spend on this function. Management does not believe that the material weakness described above has had a material adverse effect on the reporting of our operating results or financial condition.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Joseph R. Wright (b) (c)	78	Chairman
Benjamin Scott Terry (b)	53	Chief Executive Officer and Director
Steven T. Bush	49	Chief Financial Officer
Christopher D. Brady (a) (d)	61	Director
John G. Gulbin, III (b)	53	Director
Niall Olver (a) (c)	53	Director

(a)	Class II director (to serve until the second annual meeting of stockholders following the Business Combination)

(b)	Class III director (to serve until the third annual meeting of stockholders following the Business Combination)

(c)	Member of the audit committee

(d)	Member of the compensation committee

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

Joseph R. Wright has served as the Chairman of our Board of Directors since the closing of the Business Combination on July 31, 2015. He previously served as the Chairman of Chart Acquisition Corporation from December 2012 to July 2015. He currently serves as Senior Advisor to The Chart Group, L.P., a merchant banking firm; Senior Advisor to Comvest Partners, a private equity and debt investment firm; Executive Chairman of Federal Data Systems Inc.; Chairman of the Investment Committee for ClearSky Power & Technology Fund I LLC (including Surry Capital) and ClearSky Security Fund I LLC; and as a member of the board of Cowen Group and EBIX. Previously, Mr. Wright served as the Executive Chairman of the Board of Directors of MTN Satellite Communications from 2010 to 2015. Mr. Wright was Senior Advisor to Providence Equity Partners, LLC from July 2010 to June 2012 and was Chief Executive Officer of Scientific Games Corp. from January 2009 to December 2010. From July 2006 to April 2008, Mr. Wright served as Chairman of Intelsat., Ltd., a provider of global satellite services, and as Chief Executive Officer of PanAmSat Corporation from August 2001 until it was combined with Intelsat in July 2006. Mr. Wright was Chairman and Director of GRC International, Inc. from 1996 to 2000 and was Executive Vice President and Vice Chairman of W.R. Grace & Co. from August 1989 to 1994. Mr. Wright was a member of President Reagan’s Cabinet and served as Director and Deputy Director of the White House Office of Management and Budget from March 1982 to 1989 and Deputy Secretary of the Department of Commerce from 1981 to 1982. In 1989, Mr. Wright was appointed to the President’s Export Council by President George H.W. Bush and served as Chairman of the Export Control Sub-Committee. In 2003, President George W. Bush appointed Mr. Wright to the President’s Commission on U.S. Postal Service Reform, the National Security Telecommunications Advisory Committee (NSTAC), the FCC’s Network Reliability and Interoperability Council and the FCC’s Media and Security Reliability Council. Mr. Wright presently serves on the current Administration’s Defense Business Board, which provides advice on the overall management and governance of the Department of Defense. Mr. Wright received the Distinguished Citizens Award from President Reagan in 1989. Mr. Wright received his undergraduate degree from the Colorado School of Mines and his graduate degree from Yale University. Mr. Wright is well qualified to serve on our board of directors due to his background as a chief executive officer and director and his background working in government and with private companies interacting with government.

Steven T. Bush has served as our Chief Financial Officer since August 2016. Prior to his current role, Mr. Bush served as Corporate Controller of the Company since July 2014. Prior to joining Tempus, Mr. Bush served as a Finance Director for Cobham plc, from February 2012 until April 2014. Prior to that, Mr. Bush served as Division Controller for L-3 Communications Corporation, from May 2006 until January 2012. In addition, Mr. Bush has held management and supervisory positions with General Electric and Lockheed Martin Corporation. Mr. Bush received a B.S. in accounting from the Bob Jones University and an MBA from Clemson University. Mr. Bush is a Certified Public Accountant, licensed in the State of South Carolina.

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

Niall Olver has served as a director since the closing of the Business Combination. From January 1994 until May 2015, he served as the Chief Executive Officer of ExecuJet Aviation Group. After serving for three years as an officer in the South African Air Force, Mr. Olver moved into the information technology sector and joined IBM as a Systems Engineer in 1984. In 1986, he accepted a position at Persetel, South Africa’s leading IT company, where he worked as a Large Systems Account Manager until 1993. Later that year his keen interest in aviation led to his appointment as managing director of ExecuJet, a recently established business aviation company at Lanseria Airport just outside Johannesburg, South Africa. Under Mr. Olver’s leadership, ExecuJet has evolved into a leading multi-national organization, which offers a broad range of business aviation solutions, including corporate aircraft sales, flight operations, aircraft management, maintenance, fixed base operations and charter services. He has also overseen the establishment of a multi-national strategic alliance with Canada’s Bombardier Aerospace and subsequently with other OEMs. Today, Zurich Airport, Switzerland-headquartered ExecuJet Aviation Group comprises associated companies in Latin America, Europe, South Africa, the Middle East, Australasia and Asia. Mr. Olver also heads an investment and advisory firm, EJ Capital of Switzerland. He has also held and holds numerous interests and directorships in private companies, including in Axis Simulation, Piper Aircraft and Grob Aerospace. Mr. Olver holds a Bachelor of Commerce and Science, obtained from the University of South Africa. He also holds a professional pilot’s license but today only flies for personal business and leisure. Mr. Olver is well qualified to serve on our board of directors due to his background in aviation services and experience with international companies.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into classes, with only one class of directors being elected in each year, and each class serving a three-year term, except as otherwise described in this paragraph. The term of office of the second class of directors, consisting of Messrs. Brady and Olver, will expire at the second annual meeting of stockholders following the consummation of the Business Combination. The term of office of the third class of directors, consisting of Messrs. Wright, Terry and Gulbin, will expire at the third annual meeting of stockholders following the consummation of the Business Combination.

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

Compensation Committee

Our compensation committee is comprised of Mr. Brady. Our board of directors has affirmatively determined, in accordance with the NASDAQ Listing Rules, that Mr. Brady is independent under the standards applicable to compensation committee members, and that Mr. Brady’s beneficial ownership of our common stock is not so high as to impair his independence from management for purposes of serving on the committee. Each member of the committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined under Section 162(m) of the Code. As more fully described in its charter, our compensation committee is responsible for, among other things, determining and approving the compensation of our Chief Executive Officer and reviewing and approving the annual base salaries and annual incentive opportunities of our executive officers. We may utilize the services of independent consultants to perform analyses and to make recommendations relative to executive compensation matters. These analyses and recommendations are to be conveyed to the compensation committee, and the compensation committee takes such information into consideration in making its compensation decisions.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2016 were filed in a timely manner, with the exception of a Form 4 that was to be filed by Mr. Brady on June 27, 2016 in connection with an acquisition of shares. Mr. Brady filed such form on July 7, 2016. In addition, Forms 4 have not yet been filed for certain March 2016 option grants made to each of our directors and named executive officers.

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

Item 11.    Executive Compensation

The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2016 and 2015 for services rendered to us by our CEO and each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2016, whom we refer to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards(1)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Benjamin Scott Terry, CEO	2016	$296,154	0	0	options over 30,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $42,000)	0	0	0	$338,154
	2015	$148,077	0	0	0	0	0	0	$148,077

R. Lee Priest, Jr., CFO(2)	2016	$134,615	0	0	options over 50,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $70,000)	0	0	0	$204,615
	2015	$84,615	0	0	0	0	0	0	$84,615

Steven T. Bush, CFO(2)	2016	$150,000	0	0	options over 20,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $28,000)	0	0	0	$178,000

Edward Hackett(3)	2016	$76,923	0	0	options over 27,500 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $38,500)	0	0	0	$115,423
	2015	$54,808	0	0	0	0	0	0	$54,808

(1) These options were awarded on January 21, 2016, will be 100% vested upon the third anniversary of the date of award with no vesting prior thereto and will expire ten years from the date of award.

(2) In August 2016, Mr. Priest resigned as Chief Financial Officer and undertook a new position with the Company as executive vice president, corporate finance. At such time, Mr. Bush became Chief Financial Officer of the Company.

(3) Mr. Hackett served as Chief Operating Officer until his resignation in June of 2016.

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

R. Lee Priest, Jr.

On July 31, 2015, we entered into an employment agreement with R. Lee Priest, Jr. (the “Priest Employment Agreement”). The Priest Employment Agreement is in substantially the same form as the Terry Employment agreement, and the description of the Terry Employment Agreement is hereby incorporated herein, except that: (i) Mr. Priest was to serve as our Chief Financial Officer; (ii) Mr. Priest’s base salary was $200,000 per year; and (iii) Mr. Priest’s personal usage of our aircraft was limited to $17,500 per year. In August 2016, Mr. Priest resigned as Chief Financial Officer and undertook a new position with the Company as executive vice president, corporate finance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Benjamin Scott Terry	30,000	30,000	0	$2.05	March 2026
Steven T. Bush	20,000	20,000	0	$2.05	March 2026
R. Lee Priest	50,000	50,000	0	$2.05	March 2026
Edward Hackett	27,500	27,500	0	$2.05	March 2026

Director Compensation

For the year ended December 31, 2016, our non-employee directors accrued the compensation indicated below. Mr. Terry, our CEO, also serves as a director, but he receives no additional compensation for his service as a director and his full compensation is reflected in the Summary Compensation Table, above.

Director Compensation

Name	Fees earned or paid in cash(1)	Stock awards	Option awards(2)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Joseph R. Wright	$53,000	$0	options over 50,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $70,000)	$0	$0	$0	$123,000
Christopher D. Brady	$4,000	0	options over 30,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $42,000)	0	0	0	$46,000
Peter A. Cohen(3)	$3,000	0	options over 30,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $42,000)	0	0	0	$45,000
John G. Gulbin, III	$3,000	0	options over 30,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $42,000)	0	0	0	$45,000
Kenneth J. Krieg(3)	$3,000	0	options over 50,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $70,000)	0	0	0	$73,000
Niall Olver	$4,000	0	options over 30,000 common shares at an exercise price of $2.05 per share (aggregate grant date fair value of $42,000)	0	0	0	$46,000

(1)	As of December 31, 2016, accrued but not paid.

(2)	These options were awarded on January 21, 2016, will be 100% vested upon the third anniversary of the date of award with no vesting prior thereto and will expire ten years from the date of award.

(3)	Mr. Cohen and Mr. Krieg each resigned from their positions as directors on November 17, 2016.

Each non-employee member of our board of directors receives a fee of $1,000 for each board meeting attended in person or by phone, except for committee chairmen, who receive a fee of $1,500 for each such meeting. In addition to his $1,000 fee per meeting, the chairman of our board receives an annual fee of $50,000. As of December 31, 2016, none of our directors received or accrued any compensation other than as disclosed above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, we had the following equity compensation plans, under which the indicated number of securities were issuable upon the exercise of outstanding options, warrants and rights, and the indicated number of securities remained available for future issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Omnibus Equity Incentive Plan (1)	500,616	$2.05	140,000
Total	500,616	$2.05	140,000

(1) Under the Company’s 2015 Omnibus Equity Incentive Plan, the number of options to purchase common stock that can be awarded is equal to 7.5% of the number of shares outstanding as of the close of the Business Combination on July 31, 2015. Such number of shares outstanding was 8,541,549, 7.5% of which is equal to 640,616.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2017 based on information obtained from the persons named below with respect to the beneficial ownership of shares of our common stock, by:

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

As used in the table below, “beneficial ownership” of our common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of, shares of such common stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of such common stock). Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

We have calculated the percentages of beneficial ownership in the table below based on the Company having 11,064,664 shares of common stock outstanding on March 28, 2017.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Outstanding Common Stock (2)
Chart Acquisition Group LLC (3)	7,119,676	47.0%
The Chart Group L.P. (3)	7,427,176	49.0%
Christopher D. Brady (3)	7,535,926	49.8%
Joseph Wright (4)	569,276	5.0%
Peter A. Cohen (5)	3,615,203	32.7%
Cowen Investments LLC (5)	3,615,203	32.7%
Benjamin Scott Terry	2,032,944	18.4%
R. Lee Priest, Jr. (6)	407,949	3.7%
John G. Gulbin III	1,790,813	16.2%
Niall Olver	-	-
Steven T. Bush	-	-
All directors and officers as a group (6 persons)	11,928,959	77.6%

1. Unless otherwise noted, the business address of each of the persons and entities listed above is 471 McLaws Circle, Suite A, Williamsburg, Virginia, 23815.

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

3. Chart Acquisition Group LLC is the holder of 3,036,824 shares, comprised of 750,000 founder shares, 231,250 placement shares, 770,840 shares issued as Financing Securities, 154,168 shares issued as Purchased Securities and 1,130,566 shares issued upon the exercise of the Series B-2 and Series B-3 Warrants on June 24, 2016. Chart Acquisition Group LLC is also the holder of 4,082,852 warrants that are exercisable within 60 days, including 578,130 Series A-2 Warrants and 115,626 Series A-3 Warrants. The Chart Group L.P. is the direct holder of 307,500 shares and, through its membership interest in Chart Acquisition Group LLC, is the indirect holder of 3,036,824 shares and 4,082,852 warrants that are exercisable within 60 days. The Chart Group L.P., the sole managing member of Chart Acquisition Group LLC, is a limited partnership that is managed and controlled by its general partner, Antwerp L.L.C., a New York limited liability company. Mr. Brady owns a majority of the membership interests in Antwerp L.L.C., and is its Chief Executive Officer and a member of its Management Committee. As such, Mr. Brady may be deemed to have effective control of Antwerp L.L.C. and thereby effective control over The Chart Group L.P. and Chart Acquisition Group LLC and may exercise voting and dispositive power with respect to the shares held by Chart Acquisition Group LLC and The Chart Group L.P. Consequently, Mr. Brady may be deemed the beneficial owner of the 3,344,324 shares and 4,082,852 warrants that are exercisable within 60 days that are held by The Chart Group L.P. or Chart Acquisition Group LLC. Mr. Brady directly holds 108,750 founder shares. Mr. Brady disclaims beneficial ownership over any shares owned by The Chart Group L.P. or Chart Acquisition Group LLC over which he does not have any pecuniary interest.

4. Mr. Wright holds 348,594 shares, comprised of 225,000 founder shares, 12,500 placement shares, 41,660 shares issued as Financing Securities, 8,332 shares issued as Purchased Securities and 61,102 shares issued upon the exercise of the Series B-2 and Series B-3 Warrants on June 24, 2016. Mr. Wright is also the holder of 220,682 warrants that are exercisable within 60 days, including 31,245 Series A-2 Warrants and 6,249 Series A-3 Warrants.

5. RCG LV Pearl, LLC is the sole member of Cowen Investments LLC. RCG LV Pearl, LLC disclaims beneficial ownership of the shares held by Cowen Investments LLC. Cowen Group, Inc. is the sole member of RCG LV Pearl, LLC. Cowen Group, Inc. disclaims beneficial ownership of the shares held by Cowen Investments LLC. Peter A. Cohen, the Chairman and Chief Executive Officer of Cowen Group, Inc., has voting and investment control over the shares held by Cowen Investments LLC. Mr. Cohen disclaims beneficial ownership of these shares. The address for Cowen Investments LLC is 599 Lexington Avenue, New York, NY 10022. Cowen Investments LLC is the holder of 1,297,916 shares, comprised of 131,250 placement shares, 437,500 shares issued as Financing Securities, 87,500 shares issued as Purchased Securities and 641,666 shares issued upon the exercise of the Series B-2 and Series B-3 Warrants on June 24, 2016. Cowen Investments LLC is also the holder of 2,317,287 warrants that are exercisable within 60 days, including 328,125 Series A-2 Warrants and 65,625 Series A-3 Warrants.

6. Mr. Priest holds 36,421 Merger Shares directly. Through his individual retirement account, MSSB C/F Robert Lee Priest, Jr., of which he is the beneficial owner, Mr. Priest also holds an additional 277,778 shares, comprised of 125,000 shares issued as Financing Securities and 152,778 shares issued upon the exercise of the Series B-2 and Series B-3 Warrants on June 24, 2016, and 93,750 warrants that are exercisable within 60 days, comprised of Series A-2 Warrants.

Changes in Control

Not Applicable.

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

In connection with the formation of Tempus, the Company’s former Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan was unsecured and bore interest monthly at a rate of 5.0% per annum. The loan and all accrued interest was repaid during 2015.

On March 15, 2016, the Company purchased Tempus Jets, Inc (“TJI”) from, Benjamin Scott Terry, the Company’s Chief Executive Officer, for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The purchase price was based on an independent valuation of similar operations and approved by the independent directors of the board. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days.  On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective as of January 1, 2017, with Jackson River Aviation, LLC (“JRA”), a business associated with the Company’s CEO, Benjamin Scott Terry, and with Mr. Terry, pursuant to which JRA acquired from the Company 100% of the outstanding shares of common stock of TJI. The Agreement provides at the time of the acquisition of TJI by JRA, TJI shall have at least $500,000 in accrued but unpaid third-party liabilities, and as a result, the Company’s liabilities decreased by the amount of such accrued but unpaid third-party liabilities retained by TJI. The Agreement also provides that (i) TJI will, and JRA and Mr. Terry will cause TJI to, maintain TJI’s corporate existence and good standing and maintain in good standing TJI’s operating certificate issued by the United States Federal Aviation Administration in accordance with the requirements of Parts 119 and 135 of the Federal Aviation Regulations (the “Operating Certificate”), for up to two years or until JRA and Mr. Terry contribute at least $500,000 toward TJI’s liabilities relating to the maintenance of its corporate existence and good standing and the Operating Certificate; (ii) JRA and Mr. Terry will provide the Company with advance notice if they expect TJI will not have sufficient working capital to support its existence and good standing and the Operating Certificate; and (iii) for two years the Company will have a right of first refusal that will allow it to re-acquire TJI if JRA receives a bona fide written offer to directly or indirectly transfer a majority of the equity interests in TJI or all or substantially all of the assets of TJI and its subsidiaries, taken as a whole, and the Company chooses to meet the terms of that offer.

Jackson River Aviation (“JRA”) is controlled by Benjamin Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA provides FAR Part 135 aircraft charter services to the Company. Total purchases by the Company from JRA for the years ended December 31, 2016 and 2015 were $304,025 and $335,795, respectively. Billings by the Company to JRA for the years ended December 31, 2016 and 2015 were $143,995 and $25,706, respectively. As of December 31, 2016, the Company had a net outstanding receivable from JRA of $38,962. As of December 31, 2015, the Company had a net outstanding payable to JRA of $7,958.

TIH is controlled jointly by John G. Gulbin III and Benjamin Scott Terry, both members of our Board of Directors. Mr. Terry is also the company’s CEO. TIH owns certain aircraft used by Tempus to provide services to certain customers. In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship has been limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the years ended December 31, 2016 and 2015 were $1,331,510 and $1,943,992, respectively. Total billings from the Company to TIH for the years ended December 31, 2016 and 2015 were $280,296 and $776,025, respectively. The net outstanding payable from Tempus to TIH at December 31, 2016 and 2015 was $1,284,886 and $295,561, respectively.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s executive vice president, corporate finance. Southwind owned certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the years ended December 31, 2016 and 2015 were $142,496 and $0, respectively. The net outstanding payable from Tempus to Southwind at December 31, 2016 and 2015 was $142,496 and $0 respectively.

As of August 31, 2016, as part of the cost-cutting initiatives instituted by Tempus, the Company gave up its lease on its previous office headquarters at 133 Waller Mill Road, Williamsburg, Virginia, and relocated to office premises at 471 McLaws Circle, Suite A, Williamsburg, Virginia. The premises have been made available to the Company by JRA, which holds them under a lease. The Company uses the entire space and has begun paying JRA’s full monthly rent amount. The move has reduced the Company’s monthly lease expense from approximately $10,000 to $4,000.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”), whose CEO and Chairman, Peter Cohen, and board member, Joseph Wright, are on our board of directors. For the twelve months ended December 31, 2016, Tempus billed $53,082 to CAF under the services agreement. Total purchases by the Company from CAF for the years ended December 31, 2016 and 2015 were $723,756 and $0, respectively. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At December 31, 2016 and 2015, the net payable to CAF was $62,018 and $0, respectively.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

Director Independence

Our board of directors has affirmatively determined, in accordance with the Listing Rules of the NASDAQ Stock Market LLC (the “NASDAQ Listing Rules”), that each of Messrs. Wright, Brady, Gulbin, and Olver is independent under the standards applicable to the determination of whether our board includes a majority of independent directors. As a consequence, our board includes a majority of independent directors.

Item 14.    Principal Accountant Fees and Services.

On August 14, 2015, with the approval of our audit committee, we engaged Elliott Davis Decosimo, LLC (“EDD”) as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to EDD for services rendered.

Audit Fees. Audit fees consist of fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC. For the years ended December 31, 2016 and 2015, these amounts totaled $180,520 and $179,220, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed related to regulatory filings on Form S-1, filings related to the merger with Chart Acquisition Corporation, and other services regarding various issues including potential transactions. For the years ended December 31, 2016 and 2015, these amounts totaled $17,400 and $85,780 respectively.

Tax Fees. We did not pay EDD for tax planning and tax advice for the year ended December 31, 2016.

All Other Fees. We did not pay EDD for other services for the year ended December 31, 2016.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The required consolidated financial statements and notes thereto are presented on pages F-1 through F-30 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto on pages F-1 through F-30 of this Annual Report on Form 10-K.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated January 5, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.2	First Amendment to Agreement and Plan of Merger, dated March 20, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.3	Second Amendment to Agreement and Plan of Merger, dated June 10, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, Chart Financing Sub Inc., TAS Financing Sub Inc., the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.3 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

2.4	Third Amendment to Agreement and Plan of Merger, dated as of July 15, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, Chart Financing Sub Inc., TAS Financing Sub Inc., the Chart Representative and Chart Acquisition Group LLC, Joseph Wright and Cowen Investments LLC (incorporated by reference to Exhibit 2.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

3.1	Amended and Restated Certificate of Incorporation of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the registrant on August 6, 2015)

3.2	Amended and Restated Bylaws of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the registrant on August 6, 2015)

3.3	Certificate of Designations for Series A Convertible Preferred Stock of Tempus Applied Solutions Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Form 8-K filed by the registrant on August 6, 2015)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

4.2	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

4.3	Specimen Series A-1 Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the registrant on August 6, 2015)

4.4	Specimen Series A-2 Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by the registrant on August 6, 2015)

4.5	Specimen Series A-3 Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the registrant on August 17, 2015)

4.6	Specimen Series B-1 Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Form 8-K filed by the registrant on August 6, 2015)

4.7	Specimen Series B-2 Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Form 8-K filed by the registrant on August 6, 2015)

4.8	Specimen Series B-3 Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the registrant on August 17, 2015)

4.9	Third Amended and Restated Warrant Agreement, dated June 11, 2015, by and between Chart Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Chart Acquisition Corp. on June 12, 2015)

10.1	Form of Registration Rights Agreement dated as of July 31, 2015 by and among Tempus Applied Solutions Holdings, Inc. and the New Investors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on August 6, 2015)

10.2	Form of Registration Rights Agreement dated as of July 31, 2015 by and among Tempus Applied Solutions Holdings, Inc. and the stockholders of Tempus Applied Solutions Holdings, Inc. named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 6, 2015)

10.3	Non-Competition and Non-Solicitation Agreement dated as of July 31, 2015 by John G. Gulbin III and Tempus Intermediate Holdings, LLC in favor of and for the benefit of Tempus Applied Solutions Holdings, Inc., Tempus Applied Solutions, LLC, and each of their respective present and future successors and direct and indirect subsidiaries (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the registrant on August 6, 2015)

10.4	Tempus Applied Solutions Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the registrant on August 6, 2015)

10.5	Promissory Note, issued to R. Lee Priest, Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.6	Form of Purchase and Exchange Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc., TAS Financing Sub Inc. and each New Investor (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.7	Form of First Amendment to the Purchase and Exchange Agreement effective as of July 15, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc., TAS Financing Sub Inc. and each New Investor (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.8	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions, LLC, Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and TAS Financing Sub Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.9	Form of Purchase and Exchange Agreement dated as of June 10, 2015 by and among Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Financing Sub Inc. and each Affiliate Investor (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-201424))

10.10	Employment Agreement dated as of July 31, 2015 between Tempus Applied Solutions Holdings, Inc. and Benjamin Scott Terry (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by the registrant on August 6, 2015)

10.11	Employment Agreement dated as of July 31, 2015 between Tempus Applied Solutions Holdings, Inc. and R. Lee Priest, Jr. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the registrant on August 6, 2015)

10.12	Registration Rights Agreement, dated as of December 13, 2012, by and among Chart Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Chart Acquisition Corp. on December 19, 2012)

10.13	Form of First Amendment to Registration Rights Agreement, dated as of June 10, 2015, by and among Chart Acquisition Corp. and certain initial investors (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Chart Acquisition Corp. on June 11, 2015)

10.14	Form of Second Amendment to Registration Rights Agreement dated as of July 31, 2015 by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC, Joseph Wright and the other holder parties thereto (incorporated by reference to Exhibit 10.14 to the Form 8-K filed by the registrant on August 6, 2015)

10.15	Form of Third Amendment to Registration Rights Agreement, dated as of August 14, 2015, by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC, Joseph Wright and the other holder parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 17, 2015)

10.16	Waiver letter dated July 30, 2015 by and among Chart Acquisition Corp., Chart Acquisition Group LLC, Cowen Investments LLC and Joseph Wright (incorporated by reference to Exhibit 10.15 to the Form 8-K filed by the registrant on August 6, 2015)

10.17	Letter Agreement, dated December 13, 2012, by and between Chart Acquisition Corp., certain of its security holders and officers and directors, Deutsche Bank Securities, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Chart Acquisition Corp. on December 19, 2012)

10.18	Securities Purchase Agreement, dated as of August 14, 2015, by and among Tempus Applied Solutions Holdings, Inc., Chart Acquisition Group LLC, Mr. Wright and Cowen Investments LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on August 17, 2015)

10.19	Securities Purchase Agreement by and between Tempus Applied Solutions Holdings, Inc. and Benjamin Scott Terry, dated March 11, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on March 17, 2016)

10.20	Form of Stock Purchase Agreement, effective as of January 1, 2017, by and among Jackson River Aviation, LLC, Tempus Applies Solution Holdings, Inc., Benjamin Scott Terry and Tempus Jets, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on March 1, 2017)

10.21	Aircraft Lease Agreement, effective as of February 25, 2016, by and between Bluebell Business Limited and Tempus Applied Solutions Holdings, Inc.

16.1	Letter, dated August 17, 2015, from KPMG, LLP (incorporated by reference to Exhibit 16.1 to the Form 8-K filed by the registrant on August 17, 2015)

21.1	Subsidiaries of Tempus Applied Solutions Holdings, Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Calculation Presentation Linkbase Document

Exhibits, except as otherwise indicated above, are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Williamsburg, Commonwealth of Virginia, on March 31, 2017.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

By:	/s/ Steven T. Bush
Name: Steven T. Bush
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Benjamin Scott Terry Benjamin Scott Terry	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2017

/s/ Steven T. Bush Steven T. Bush	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017

/s/ Joseph R. Wright Joseph R. Wright	Director	March 31, 2017

/s/ Christopher D. Brady Christopher D. Brady	Director	March 31, 2017

/s/ John G. Gulbin, III John G. Gulbin, III	Director	March 31, 2017

/s/ Niall Olver Niall Olver	Director	March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tempus Applied Solutions Holdings, Inc.

Williamsburg, Virginia

We have audited the accompanying consolidated balance sheets of Tempus Applied Solutions Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tempus Applied Solutions Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced operating losses and negative cash flows from operations and it currently has a working capital deficit. In addition, the Company is seeking financing in order to fund a purchase obligation of $5.5 million related to an aircraft. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ELLIOTT DAVIS DECOSIMO, LLC

Greenville, South Carolina

March 31, 2017

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS
	As of December 31
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$592,514	$1,288,495
Restricted cash	50,007	1,100,000
Accounts receivable:
Trade, net	1,415,083	855,963
Other	1,119	21,697
Related party	435,948	27,818
Inventory	-	24,999
Other assets	98,871	373,074

Total current assets	2,593,542	3,692,046

PROPERTY AND EQUIPMENT, NET	5,934,907	117,398

OTHER ASSETS
Deposits	52,172	515,000
Intangibles, net	1,054,839	537,884

Total other assets	1,107,011	1,052,884

Total assets	$9,635,460	$4,862,328

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT
	As of December 31
	2016	2015
CURRENT LIABILITIES
Accounts payable:
Trade	$3,781,287	$995,105
Related party	1,886,386	331,337
Accrued liabilities	912,314	1,313,970
Deferred revenue	-	48,130
Capital Lease obligation	5,835,181	-
Customer deposits	278,945	754,545

Total current liabilities	12,694,113	3,443,087

LONG TERM LIABILITIES
Common stock warrant liability	102,185	11,242,800

Total long term liabilities	102,185	11,242,800

Total liabilities	12,796,298	14,685,887

Commitments and contingencies - Note 9

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 40,000,000 shares authorized, 4,578,070 and 1,369,735 shares issued and outstanding at December 31, 2016 and 2015, respectively	458	137
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,064,664 and 8,836,421 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,106	884
Additional paid in capital	10,050,746	262,496
Accumulated deficit	(13,213,148)	(10,087,076)
Total stockholders’ deficit	(3,160,838)	(9,823,559)
Total liabilities and stockholders’ deficit	$9,635,460	$4,862,328

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
	2016	2015
REVENUES	$18,775,955	$11,933,433

COST OF REVENUE	19,083,834	11,468,010

Gross profit (loss)	(307,879)	465,423

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,833,515	4,614,846

Total operating loss	(5,141,394)	(4,149,423)

OTHER INCOME (EXPENSE)
Interest Income	2,036	-
Interest expense	(18,293)	(22,334)
Non-operational income (expense)	2,031,579	(3,354,064)

Total other income (expense)	2,015,322	(3,376,398)

NET LOSS	$(3,126,072)	$(7,525,821)

BASIC LOSS PER COMMON SHARE	$(.30)	$(1.30)

DILUTED LOSS PER COMMON SHARE	$(.30)	$(1.30)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC	10,276,046	5,807,166

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED	10,276,046	5,807,166

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional		Total
	$0.0001 par value		$0.0001 par value		paid in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance, December 31, 2014	3,642,084	$364	-	$-	$1,009,737	$(111,990)	$898,111
Net loss	-	-	-	-	-	(7,525,821)	(7,525,821)
Distributions	-	-	-	-	-	(309,015)	(309,015)
Business Combination, net	4,774,465	477	1,369,735	137	2,525,251	-	2,525,865
Issuance of common stock and warrants	375,000	38	-	-	999,962	-	1,000,000
Issuance of common stock penalty shares	44,872	5	-	-	262,496	-	262,501
Fair value of Series A and B warrant liabilities	-	-	-	-	(6,675,200)	-	(6,675,200)
Adjustment to additional paid in capital	-	-	-	-	2,140,250	(2,140,250)	-
Balance, December 31, 2015	8,836,421	884	1,369,735	137	262,496	(10,087,076)	(9,823,559)

Net Loss	-	-	-	-	-	(3,126,072)	(3,126,072)
Conversion of warrant liability to common stock	1,986,112	198	-	-	2,797,164	-	2,797,362
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	151,150	-	151,150

Balance, December 31, 2016	11,064,664	$1,106	4,578,070	$458	$10,050,746	$(13,213,148)	$(3,160,838)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,126,072)	$(7,525,821)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	151,150	-
Depreciation and amortization	262,418	23,029
Non-cash stock issuance	-	262,501
Provision for doubtful accounts	22,769	14,600
Provision for standby letter of credit	-	750,000
Loss on conversion of warrant liability to stock	3,505,300	-
Fair value adjustment of common stock warrants	(5,508,272)	3,095,700

Changes in operating assets and liabilities:
Accounts receivable-trade	(581,889)	(870,563)
Accounts receivable-other	20,578	(21,697)
Due to/from related parties	1,146,919	273,418
Inventory	24,999	(24,999)
Other current assets	274,203	(373,074)
Deposits	462,828	(515,000)
Accounts payable-trade	2,786,182	946,939
Accrued liabilities	(401,656)	527,962
Deferred revenue	(48,130)	48,130
Customer deposits	(475,600)	754,545
Net cash used for operating activities	(1,484,273)	(2,634,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,667)	(129,530)
Purchases of intangible assets	(44,710)	(462,515)
Purchase of business, net of cash acquired	-	(50,000)
Decrease (increase) in restricted cash	1,049,993	(1,100,000)
Net cash provided by (used for) investing activities	968,616	(1,742,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from officer	-	(489,899)
Issuance of common stock, preferred stock and warrants pursuant to Business Combination and Financing (see Note 17)	-	16,000,000
Issuance of common stock and warrants	-	1,000,000
Payment of costs related to Business Combination and Financing (see Note 17)	-	(12,214,875)
Cash from business acquired pursuant to the Business Combination	-	212,640
Member distributions prior to Business Combination	-	(309,015)
Payments on capital lease obligations	(180,324)	-
Net cash provided by financing activities	(180,324)	4,198,851

Net decrease in cash	(695,981)	(177,524)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the year	1,288,495	1,466,019
Cash and cash equivalents at the end of the year	$592,514	$1,288,495

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$607,969	$22,334

Supplemental disclosure of non-cash financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$500,000	$-
Issuance of stock for exercise of warrants	$9,137,643	$-
Initial fair value of common stock warrant liability	$-	$8,147,100
Aircraft acquired under capital lease	$6,015,505	$-

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014 as a direct, wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”). Tempus was organized under the laws of Delaware on December 4, 2014 and provides turnkey flight operations, customized design, engineering and modification solutions and training services that support critical aviation missions of the United States Department of Defense (the “DoD”), the U.S. intelligence community, foreign governments, heads of state and high net worth individuals worldwide. Tempus has the following six subsidiaries: three wholly owned operating subsidiaries, Global Aviation Support, LLC, Proflight Aviation Services LLC and Tempus Jets, Inc., and three recently formed, wholly owned entities that do not yet have any operations, Tempus Applied Solutions, Inc., Tempus Aero Solutions SIA, and Tempus Training Solutions LLC. On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective as of January 1, 2017, for the sale of Tempus Jets, Inc. See Note 18 below. The Company has its headquarters in Williamsburg, Virginia. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses.

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

The consummation of the Business Combination was preceded by a series of privately negotiated transactions, referred to collectively herein as the “Financing”, involving aggregate cash investments of $10.5 million by three outside investor entities (or affiliates thereof) that had not previously invested in Chart or Tempus (the “New Investors”), aggregate cash investments of $5.0 million by the Sponsor, Mr. Joseph Wright and Cowen (collectively, the “Chart Affiliate Investors”) and a cash investment of $500,000 by the former Chief Financial Officer of Tempus (through his individual retirement account) (the “Tempus Affiliate Investor” all together with the Chart Affiliate Investors, the “Affiliate Investors, and together with the New Investors, the “Investors”).

2.	GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company has experienced operating losses and negative cash flows from operations, and it currently has a working capital deficit, due principally to delays in the commencement of contracts and low margins on initial contracts. In addition, the Company is seeking financing in order to fund a purchase obligation of $5.5 million related to an aircraft. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, especially in the near term and within one year after the date that the consolidated financial statements are issued.

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 22 as of December 31, 2016. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers, including the disposition of Tempus Jets, Inc. and other unprofitable entities. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. Management expects that these efforts will begin to achieve results in 2017 and, assuming the timely commencement of new contracts, that the Company will begin to reduce its working capital deficit over the coming year. Nevertheless, whether, and when, the Company can attain positive operating cash flows from operations is highly dependent on the commencement of new contracts and the timing of their commencement. There can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the years ended December 31, 2016 and 2015 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment, flight operations and support. Our chief executive officer is the chief operating decision maker.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tempus, a limited liability company, was the acquiror in the Business Combination; therefore, Tempus’ taxable income or loss for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) is allocated to its members in accordance with its operating agreement and is reflected in the members’ income taxes. The members’ income tax filings are subject to audit by various taxing authorities depending on their physical residence. All members reside in the United States of America.

The accompanying consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 (the effective date of the Business Combination) through December 31, 2016.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes. Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. There were no earnings in excess of billings at December 31, 2016 and 2015.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 and $48,130 at December 31, 2016 and 2015 respectively.

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

Pre-contract Costs

We capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred, if we determine that it is probable that we will be awarded a specific anticipated contract. These capitalized costs are recognized as a cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, for that particular contract. Capitalized pre-contract costs of $29,790 and $334,134 at December 31, 2016 and December 31, 2015, respectively, are included in other current assets in the accompanying consolidated balance sheets. Should future orders not materialize or we determine the costs are no longer probable of recovery, the capitalized costs would be written off.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash balances usually do exceed federally insured limits.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash. As of December 31, 2016 and 2015, the Company had a restricted cash balance of $50,007 and $1,100,000 respectively. This balance consists of a certificate of deposit that secures the Company’s credit borrowings in the amount of $50,007 and $350,000 at December 31, 2016 and 2015, respectively, and a $750,000 certificate of deposit that secured a standby letter of credit in support of the Company’s response to a formal contract bid at December 31, 2015.

Standby Letters of Credit

As of December 31, 2015, the Company had deposited $750,000 into a certificate of deposit to secure a standby letter of credit in support of the Company’s response to a formal contract bid. The standby letter of credit was included in restricted cash and cancellable only by the beneficiary in certain circumstances, to draw drafts on the issuing bank up to the face amount of the standby letter of credit under the rules relating to the contact billing process in which the $750,000 served as a bid bond. On February 28, 2016, the Company was notified that the beneficiary was terminating contract negotiations and liquidating the bid bond. The Company retrospectively took a full reserve against the standby letter of credit for the full amount of the $750,000, which was included in accrued liabilities at December 31, 2015.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $37,369 and $14,600 recorded as allowance for doubtful accounts as of December 31, 2016 and 2015, respectively.

In June 2016, the Company entered into a factoring agreement to sell without recourse, certain U.S. government contract receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $1.0 million. The discount rate included in the agreement was subject to change based on the historical performance of the receivables sold.

Approximately $1.5 million of receivables have been sold under the terms of the factoring agreement during fiscal year 2016. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure during the year. Sales of accounts receivable are reflected as a reduction of Accounts receivable trade, net in the Consolidated Balance Sheets, and any costs incurred by the Company associated with the factoring activity is reflected in Other Income / Expense in the Consolidated Statements of Operations, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the factoring companies, net of advances received from the factoring companies, was approximately $42,000 at December 31, 2016. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in Other Income / Expense in the Consolidated Statements of Operations.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. The Company recognized depreciation expense of $234,663 and $14,447 for the years ended December 31, 2016 and 2015, respectively. Depreciation is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5
Furniture and fixtures	3-5
Aircraft under capital lease	30

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, FAA licenses as well as independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STC’s are authorizations granted by the FAA for specific modifications of certain aircraft. An STC authorizes us to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STC’s are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of December 31, 2016 and 2015, we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulation (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite lived.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO Benjamin Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). The total purchase price of $500,000 was allocated to intangibles and is considered to be indefinite-lived. The Company has filed an election under I.R.C Section 338(h)(10) to treat this qualified acquisition of stock as an acquisition of assets for tax purposes. The Company disposed of TJI effective January 1, 2017. See Note 18, Subsequent Events, below.

It is the Company’s policy to commence amortization of software upon the date that assets are placed into service. The Company recognized computer software amortization expense of $27,755 and $8,582 for the years ended December 31, 2016 and 2015, respectively. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

Customer Deposits

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. At December 31, 2016 and 2015, the Company held $278,945 and $754,545, respectively, in customer deposits.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and marketing expense was $765,434 and $626,569 for years ended December 31, 2016 and 2015, respectively.

Inventory

The Company values its inventory at the lower of average cost, first-in-first-out (“FIFO”) or net realizable value. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. There was $0 and $24,999 in inventory recorded at December 31, 2016 and 2015, respectively.

Stock Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation is recognized on a straight-line basis over a requisite service period.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Correction of an Error

The Company determined that it had been accounting for a lease agreement and its purchase obligation related to an aircraft in error. The Company should have accounted for its purchase obligation as a capital lease, thereby recording a capital lease aircraft asset and a corresponding capital lease liability of approximately $6,000,000 as of the end of the quarter ended March 31, 2016. The error was not material to the unaudited consolidated financial statements for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016 since the correction of this error increased assets and liabilities by the same amount.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company has concluded that there is substantial doubt about its ability to continue as a going concern and has presented the required disclosures of this ASU in Note 2.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU is effective for financial statements issued after December 15, 2017, and interim periods within those years. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is for entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-18 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

4.	CUSTOMER AND VENDOR CONCENTRATION

We have significant customer concentration and vendor concentration. Customer concentration as of and for the years ended December 31, 2016 and 2015 was:

	For the years ended December 31
	2016 Revenue		2015 Revenue
Customer A	$4,315,189	23%	$4,094,994	34%
Customer B	5,923,565	32%	6,424,766	54%
Customer C	2,783,292	15%	-	0%
Other customers	5,753,909	30%	1,413,673	12%
	$18,775,955	100%	$11,933,433	100%

	December 31, 2016		December 31, 2015
	Accounts Receivable		Accounts Receivable
Customer A	$387,729	27%	$392,453	46%
Customer B	449,658	32%	442,885	52%
Customer C	42,624	3%	-	0%
Other customers	535,072	38%	20,625	2%
	$1,415,083	100%	$855,963	100%

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor concentration as of and for the years ended December 31, 2016 and 2015 was:

	For the years ended December 31
	2016 Cost of Revenue		2015 Cost of Revenue
Vendor A	$3,484,433	18%	$2,848,715	25%
Vendor B	2,172,579	12%	1,106,927	10%
Vendor C	1,530,233	8%	998,787	8%
Other	11,896,589	62%	6,513,581	57%
	$19,083,834	100%	$11,468,010	100%

	December 31, 2016		December 31, 2015
	Accounts Payable		Accounts Payable
Vendor A	$304,826	8%	$195,511	20%
Vendor B	235,388	6%	33,270	3%
Vendor C	18,616	1%	91,355	9%
Other vendors	3,222,457	85%	674,969	68%
	$3,781,287	100%	$995,105	100%

5.	OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2016	2015
Pre-contract costs	$49,799	$334,134
Other prepaid expenses	49,072	38,940
Total	$98,871	$373,074

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,	December 31,
	2016	2015
Office equipment	$168,055	$131,389
Furnture and fixtures	456	456
Leased Aircraft	6,015,505	-
Total	6,184,016	131,845
Accumulated depreciation	(249,109)	(14,447)
Property and equipment, net	$5,934,907	$117,398

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLES, NET

Intangibles, net consists of the following:

	December 31,	December 31,
	2016	2015
Indefinite-lived intangible assets:
FAA licenses	$550,000	$50,000

Finite-lived intangible assets:
STC costs	455,901	414,226
Accumulated amortization	-	-
	455,901	414,226

Software	85,275	82,240
Accumulated amortization	(36,337)	(8,582)
	48,938	73,658

Total intangible assets, net	$1,054,839	$537,884

FAA licenses includes the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate, and the $500,000 purchase price for TJI, which owns an Operating Certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR. The Company disposed of TJI effective January 1, 2017. See Note 18, Subsequent Events, below.

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

Estimated STC Amortization
2017	$18,236
2018	45,590
2019	136,770
2020	255,305
Total	$455,901

Future amortization schedules associated with existing software is as follows:

Software Amortization
2017	$28,425
2018	19,843
2019	670
Total	$48,938

8.	ACCRUED LIABILITES

Accrued liabilities at December 31, 2016 include the following:

	December 31,	December 31,
	2016	2015
Reserve for standby letter of credit	$-	$750,000
Accrued employment costs	380,903	185,567
Aircraft maintenance reserves	37,050	110,000
Board fees	104,833	34,833
Other	389,528	233,570
Total	$912,314	$1,313,970

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES

The Company incurred lease expense for real office and hangar space for the years ended December 31, 2016 and 2015, of $454,129 and $207,439, respectively. Lease expense for aircraft and simulators was $5,407,873 and $3,232,229 for the years ended December 31, 2016 and 2015, respectively.

The Company leased office space on Waller Mill Road in Williamsburg, Virginia. The Company occupied the premises as of January 1, 2015 under a one-year lease, which was subsequently extended to February 28, 2016, after which the lease reverted to a month to month agreement. The company vacated the space August 31, 2016 and relocated to McLaws Circle in Williamsburg, Virginia to support its operations. The Company occupied the premises as of September 1, 2016 under a month-to-month sub-lease to Jackson River Aviation, LLC, an affiliate controlled by the Company’s CEO. The sublease is at or under prevailing market rates.

The Company leases office space in San Marcos, Texas to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The lease was extended as of January 1, 2017 for an additional 12 months. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month, at which point it was also renewed for an additional 12 months. The future minimum lease payments associated with these leases at San Marcos, Texas as of December 31, 2016 total $162,000.

The Company leased hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The term of the lease ended and was not renewed. The future minimum lease payments associated with this lease as of December 31, 2016 is $0. Unpaid lease invoices at December 31, 2016 totaled $14,000 and are included in accounts payable.

The Company leased office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673, after which the lease has reverted to a month to month agreement. The facility and related employees were transferred to Tempus Intermediate Holdings, an affiliate of our director, John G. Gulbin, III, as of November 2016. Unpaid lease invoices at December 31, 2016 totaled $160,028 and are included in accounts payable.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose board member, Joseph Wright, is also one of our board of directors. For the years ended December 31, 2016 and 2015, Tempus generated $53,082 and $0 of billings in support of CAF. Total purchases by the Company from CAF for the years ended December 31, 2016 and 2015 were $723,756 and $0, respectively. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At December 31, 2016 and 2015 the net payable to CAF was $62,018 and $0, respectively.

Effective as of February 25, 2016, the Company leased a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months under a capital lease. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is fully expensed as cost of revenue upon each event whereby we recognize revenue with this government customer. As of November 4, 2016, the lessor exercised its option to sell the aircraft to the Company, with the sale to close in January 2017. As of the filing date, the Company has not completed the purchase, and according to the terms of the lease agreement, the Company will pay interest on the unpaid balance at the rate of LIBOR plus 5%. The Company is continuing to seek financing to facilitate the purchase of the aircraft. The Company is currently in discussions with the owner/lessor of the G-IV to extend the option to purchase to coincide with the finalization of third party financing. In the interim, the Company is continuing to make regular lease payments to the owner/lessor.

The Company has employment agreements with certain executives with provisions for termination obligations in certain circumstances of up to 12 months’ severance. The Company expects to pay total aggregate base compensation of approximately $350,000 annually through 2018, plus customary fringe benefits and bonuses.

10.	RELATED PARTY TRANSACTIONS

In the Business Combination, the members of Tempus received 3,642,084 shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of Tempus. The members have the right to receive up to an additional 6,300,000 shares of the Company’s common stock upon the achievement of certain financial milestones.

In connection with the formation of Tempus, the Company’s former Chief Financial Officer, R. Lee Priest, Jr., loaned Tempus $500,000. Of this amount, $10,101 was allocated to the purchase of 1.0% of the membership interests of Tempus, and $489,899 took the form of a loan from an officer. The loan was unsecured and bore interest monthly at a rate of 5.0% per annum. The loan and all accrued interest was repaid during 2015.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2016, the Company purchased TJI from our CEO Benjamin Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The purchase price was based on an independent valuation of similar operations and approved by the independent directors of the board. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days.  Effective as of January 1, 2017, the Company sold Tempus Jets, Inc. (“TJI”) to our CEO Benjamin Scott Terry for consideration of $500,000. See Note 18 below.

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

Jackson River Aviation (“JRA”) is controlled by Benjamin Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors. JRA provides FAR Part 135 aircraft charter services to the Company. Total purchases by the Company from JRA for the years ended December 31, 2016 and 2015 were $304,025 and $335,795, respectively. Billings by the Company to JRA for the years ended December 31, 2016 and 2015 were $143,995 and $25,706, respectively. As of December 31, 2016, the Company had a net outstanding receivable from JRA of $38,962. As of December 31, 2015, the Company had a net outstanding payable to JRA of $7,958.

TIH is controlled jointly by John G. Gulbin III and Benjamin Scott Terry, both members of our Board of Directors. Mr. Terry is also the company’s CEO. TIH owns certain aircraft used by Tempus to provide services to certain customers. In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provides flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship has been limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the years ended December 31, 2016 and 2015 were $1,331,510 and $1,943,992, respectively. Total billings from the Company to TIH for the years ended December 31, 2016 and 2015 were $280,296 and $776,025, respectively. The net outstanding payable from Tempus to TIH at December 31, 2016 and 2015 was $1,284,886 and $295,561, respectively.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s Executive Vice President. Southwind owned certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the years ended December 31, 2016 and 2015 were $142,496 and $0, respectively. The net outstanding payable from Tempus to Southwind at December 31, 2016 and 2015 was $142,496 and $0 respectively.

As of August 31, 2016, as part of the cost-cutting initiatives instituted by Tempus, the Company gave up its lease on its previous office headquarters at 133 Waller Mill Road, Williamsburg, Virginia, and relocated to office premises at 471 McLaws Circle, Suite A, Williamsburg, Virginia. The premises have been made available to the Company by JRA, which holds them under a lease. The Company uses the entire space and has begun paying JRA’s full monthly rent amount. The move has reduced the Company’s monthly lease expense from approximately $10,000 to $4,000.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”), whose CEO and Chairman, Peter Cohen, and board member, Joseph Wright, are on our board of directors. For the twelve months ended December 31, 2016 Tempus billed $53,082 to CAF under the services agreement. Total purchases by the Company from CAF for the years ended December 31, 2016 and 2015 were $723,756 and $0, respectively. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At December 31, 2016 and 2015, the net payable to CAF was $62,018 and $0, respectively.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$78,750	$78,750	$-	$-
Series A Warrant Liability	23,435	-	23,435	-
Series B Warrant Liability	-	-	-	-
Total Warrant Liability	$102,185	$78,750	$23,435	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$1,575,000	$1,575,000	$-	$-
Series A Warrant Liability	4,215,600	-	4,215,600	-
Series B Warrant Liability	5,452,200	-	5,452,200	-
Total Warrant Liability	$11,242,800	$1,575,000	$9,667,800	$-

The fair values of the Company’s warrant liabilities are determined through market, observable and corroborated sources.  The Company engaged an independent valuation firm (the “Valuation Firm”) to perform valuations of the warrant liabilities as of December 31, 2015. The Valuation Firm used a multi-stage process to determine the fair value of the warrants of the Company, which involved several types of analyses and calculations of value for the Company’s securities as follows:

IPO and Placement Warrants -- For December 31, 2015, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.20 as of that date. For December 31, 2016, the value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.01 as of that date.

Series A Warrants – – The value of these warrants was calculated using a Black-Scholes option pricing model based on the value of the common stock, the assumed volatility of such shares and the risk free rate at the time of valuation.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

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

Each Investor Warrant is immediately exercisable in cash and entitles the holder to take delivery of the shares purchased through the exercise, at the sole election of the holder, in the form of either common stock or preferred stock, subject to the Maximum Warrant Percentage, with the number of shares of preferred stock issued based on the conversion price, as described in Note 14, below, under the heading “Preferred Stock”.

The Series A Warrants have an exercise price of $4.80 per share purchased and expire on July 31, 2020 and at December 31, 2016 and 2015 there were 3,187,500 warrants outstanding at each date.

The Series B Warrants have an exercise price of $5.00 per share purchased. The Series B-1 Warrants expire on April 20, 2017 and the Series B-2 Warrants and B-3 Warrants expire on October 31, 2016. At December 31, 2016 and 2015 there are zero and 1,062,500 Series B Warrants outstanding, respectively.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the Series A Warrants (but not the Series B Warrants), until July 31, 2016, the holders had pre-emptive rights pursuant to which we must offer them the right to purchase at least 56.3% (with the Series A-1 entitled to purchase 35%, the Series A-2 entitled to purchase 18% and the Series A-3 entitled to purchase 3.3%) of any additional issuances by us or our subsidiaries of equity securities or securities that are convertible into, exercisable or exchangeable for, or which give the holder the right to acquire any of our equity securities or the securities of our subsidiaries, except for certain “Excluded Securities” as described above.

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

Between February 2, 2016 and February 3, 2016, the Company issued an aggregate of 1,680,557 shares of preferred stock valued at $3,361,114 to certain holders of Series B-1 Warrants who exercised their Series B-1 Warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 12 below for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 29, 2016 the Company issued an aggregate of 1,527,778 shares of preferred stock valued at $2,979,167 to certain holders of Series B-1 Warrants who exercised their warrants using the alternative cashless exercise feature and elected to receive their shares in the form of preferred stock rather than common stock (see Note 14 below for an explanation of this feature). These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 24, 2016, the Company issued an aggregate of 1,344,446 shares of common stock valued at $1,546,113 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The quantity of issued and outstanding warrants as of December 31, 2016 and respective strike prices are outlined in the table below:

Security	Quantity	Strike Price
IPO & Placement Warrants	7,875,000	$11.50
Series A Warrants	3,187,500	$4.80
Series B Warrants	-	$5.00

13.	STOCK BASED COMPENSATION

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the years ended December 31, 2016 and 2015 there were 499,000 and 0 stock options granted, respectively, under the Company’s option plan. The Company recognized $151,150 and $0 in stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively.

Stock options to purchase 322,000 and 0 shares of common stock were outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2015	-	$-
Granted to employees and non-employee directors	499,000	2.05
Exercised	-	-
Canceled/expired/forfeited	177,000	-
Options outstanding, December 31, 2016	322,000	2.05

Options exercisable, December 31, 2016	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of December 31, 2016, $302,301 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 8 quarters.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2016, we had 4,578,070 shares of preferred stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

At December 31, 2015, we had 1,369,735 shares of preferred stock issued and outstanding. Additionally, there were a total of 3,187,500 Series A Warrants and 1,062,500 Series B Warrants outstanding at that time that were convertible into common stock or preferred stock (with the Series B Warrants convertible into a maximum of 5,194,449 shares using the alterative cash exercise feature as described in Note 12 above, under the heading “Series A Warrants and Series B Warrants”).

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

As of December 31, 2016 we had 11,064,664 shares of common stock issued and outstanding. Additionally, there are 4,578,070 issued and outstanding shares of preferred stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

At December 31, 2015 we had 8,836,421 shares of common stock issued and outstanding. Additionally, there were 1,369,735 issued and outstanding shares of preferred stock at that time that were convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants and 1,062,500 Series B warrants outstanding that were convertible into common stock or preferred stock (with the Series B Warrants convertible into a maximum of 5,194,449 shares using the alternative cashless exercise feature as described in note 12 above, under the heading “Series A Warrants and Series B Warrants”).

Additionally, pursuant to the terms of the Merger Agreement, we may be obligated to issue additional shares of common stock thereunder to the Members (or the Members may be required to forfeit certain of their shares of common stock) as a result of (i) adjustments to the merger consideration payable to the Members as a result of Tempus’ working capital and/or debt as of the completion of the Business Combination varying from the estimates that were made at the time of the consummation of the Business Combination, (ii) Tempus meeting certain financial milestones pursuant to the earn-out provisions of the Merger Agreement, up to a total of 6,300,000 shares and (iii) any indemnification payments that are made under the Merger Agreement by delivery of shares of common stock. The shares of common stock issued to the Members under Merger Agreement are subject to certain lock-up restrictions as set forth in the Tempus Registration Right Agreement to which the Members are subject.

Additionally, we may issue awards for up to a maximum of 640,616 shares of common stock under our 2015 Omnibus Equity Incentive Plan. On January 22, 2016 our compensation committee awarded 499,000 options to purchase our common stock at a price of $2.05 to our employees and our board of directors. These options are subject to a minimum vesting period of three years.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 15, 2016, the Company purchased TJI from our CEO Benjamin Scott Terry for consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company. The number of shares issued to Mr. Terry was calculated based on the volume weighted average market price of the Company’s common stock for the previous 20 trading days (See Note 10 above).

On June 24, 2016, the Company issued an aggregate of 1,344,446 shares of common stock valued at $1,546,113 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternative cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

15.	INCOME TAXES

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the income tax (benefit) provision from continuing operations computed at the U.S. federal statutory income tax rates to the income tax (benefit) provision for the years ended December 31, 2016 and 2015:

	2016	2015
Federal income tax rate	34%	34%
Income tax benefit at the federal statutory rate	$(1,062,864)	$(2,558,779)
State benefit, net of federal benefit	(203,126)	(176,615)
Permanent differences net	(663,707)	1,057,550
Tax attributes from business combination	-	(434,725)
Changes in valuation allowances	1,324,427	2,112,569
Prior period true-up	605,270	-
Income tax (benefit) provision	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Accounts receivable	$14,200	$5,548
Other reserves	26,344	7,554
Stock based compensation	57,437	-
Standby letter of credit reserve	-	285,000
Start-up costs	356,646	382,902
Net operating loss carryforwards	3,024,924	1,474,121
Total deferred tax assets	3,479,551	2,155,125
Less: valuation allowances	(3,479,551)	(2,155,125)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2016 and 2015.

At December 31, 2016, approximately $8,000,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2036.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	BASIC AND DILUTED SHARES OUTSTANDING

Basic common shares outstanding as of December 31, 2016 and 2015 were 11,064,664 and 8,836,421 respectively. Our weighted average basic shares outstanding for the years ended December 31, 2016 and 2015 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 10,276,046 and 5,807,166 shares respectively.

Our weighted average diluted common shares outstanding would normally be calculated based on the sum of the weighted average basic shares outstanding and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion would be calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 12, above. However, due to the fact that the Company experienced a net loss for the years ended December 31, 2016 and 2015 and diluted earnings per share would otherwise be higher than basic earnings per share, our diluted common shares outstanding are represented to be the same as our basic common shares outstanding.

17.	BUSINESS COMBINATION

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As Recorded by Chart Acquisition Corp.		Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$4,128,746	(C)	$-		$4,128,746
Due from Sponsor	660	(B)	-		660
Total assets	4,129,406		-		4,129,406

Liabilities
Accounts payable	$100,027	(B)	$-		$100,027
Payable to affiliates of the Sponsor	6,614	(B)	-		6,614
Accrued expenses	25,000	(B)	-		25,000
Warrant liability	1,808,176		(336,276	)(A)	1,471,900
Total liabilities	1,939,817		(336,276)		1,603,541
Net assets acquired over liabilities assumed	$2,189,589				$2,525,865

(A)	Based on the valuation report of the Valuation Firm, (see Note 11 above) valuing the warrants as of July 31, 2015, the date of the Business Combination, the warrant liability carried on the balance sheet of Chart has been adjusted to the value calculated by the Valuation Firm.
(B)	As part of the Business Combination, Tempus assumed the working capital (liabilities) of Chart, net of cash and warrant liability, in the amount of ($130,981). Please see the consolidated statements of cash flows.
(C)	Pursuant to the Business Combination and the Financing, the Company received $16,000,000 in cash related to the sale of common stock, preferred stock and warrants. The use of the proceeds is summarized as follows:

Sale of common stock, preferred stock and warrants pursuant to the Business Combination and Financing	$16,000,000
Payment of costs related to the Business Combination and Financing	(12,214,875)
Cash from business acquired pursuant to the Business Combination	212,640
Net cash proceeds related to Business Combination	$3,997,765

The Company allocated the $16,000,000 in proceeds among common stock, preferred stock and warrants based on the third party valuation by the Valuation Firm as of July 31, 2015 (see Note 11 above), the date of the Business Combination. The valuation of the warrants, which are classified as liabilities on the consolidated balance sheets, resulted in an adjustment to additional paid in capital, as shown in the consolidated statement of stockholders’ equity (deficit), of $6,675,200 to record the underlying value of the warrants at the estimated redemption value.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance of the financial statements.

Disposition of Tempus Jets, Inc.

On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective as of January 1, 2017, with Jackson River Aviation, LLC (“JRA”), a business associated with the Company’s CEO, Benjamin Scott Terry, and with Mr. Terry, pursuant to which JRA acquired from the Company 100% of the outstanding shares of common stock of TJI. The Agreement provides at the time of the acquisition of TJI by JRA, TJI shall have at least $500,000 in accrued but unpaid third-party liabilities, and as a result, the Company’s intangible assets and accrued liabilities decreased by $500,000. The Agreement also provides that (i) TJI will, and JRA and Mr. Terry will cause TJI to, maintain TJI’s corporate existence and good standing and maintain in good standing TJI’s operating certificate issued by the United States Federal Aviation Administration in accordance with the requirements of Parts 119 and 135 of the Federal Aviation Regulations (the “Operating Certificate”), for up to two years or until JRA and Mr. Terry contribute at least $500,000 toward TJI’s liabilities relating to the maintenance of its corporate existence and good standing and the Operating Certificate; (ii) JRA and Mr. Terry will provide the Company with advance notice if they expect TJI will not have sufficient working capital to support its existence and good standing and the Operating Certificate; and (iii) for two years the Company will have a right of first refusal that will allow it to re-acquire TJI if JRA receives a bona fide written offer to directly or indirectly transfer a majority of the equity interests in TJI or all or substantially all of the assets of TJI and its subsidiaries, taken as a whole, and the Company chooses to meet the terms of that offer.

The parties provided notice to holders of the Company’s outstanding Series A-1 Warrants of the Company’s intention to enter into the Agreement, which was required under the terms of the Company’s Series A-1 Warrants because, in the Company’s view, the transaction contemplated by the Agreement constitutes a “Fundamental Transaction” as defined in the Series A-1 Warrants. Pursuant to the terms of the Series A-1 Warrants, in the event of a Fundamental Transaction, each holder of Series A-1 Warrants has the right to sell its Series A-1 Warrants back to the Company for a cash price equal to the Black Scholes Value (as defined in the Company’s Series A-1 Warrants) of such Warrants, through the date that is ninety (90) days after the public disclosure of the consummation of the Fundamental Transaction by the Company.

