Form 10-Q
period 2017-03-31
Tempus Applied Solutions Holdings, Inc.
filed 2017-05-22
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 22, 2017, there were 11,064,664 shares of the registrant’s common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$402,599	$592,514
Restricted cash	50,007	50,007
Accounts receivable:
Trade, net	1,403,734	1,415,083
Other	1,119	1,119
Related party	355,025	435,948
Other assets	102,637	98,871

Total current assets	2,315,121	2,593,542

PROPERTY AND EQUIPMENT, NET	5,850,338	5,934,907

OTHER ASSETS
Deposits	51,428	52,172
Intangibles, net	548,402	1,054,839

Total other assets	599,830	1,107,011

Total assets	$8,765,289	$9,635,460

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable:
Trade	$3,349,544	$3,781,287
Related party	2,380,200	1,886,386
Accrued liabilities	514,363	912,314
Capital Lease obligation	5,799,886	5,835,181
Customer deposits	104,950	278,945

Total current liabilities	12,148,943	12,694,113

LONG TERM LIABILITIES
Common stock warrant liability	11,385	102,185

Total long term liabilities	11,385	102,185

Total liabilities	12,160,328	12,796,298

Commitments and contingencies - Note 13

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 40,000,000 shares authorized, 4,578,070 shares issued and outstanding at March 31, 2017 and December 31, 2016	458	458
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,064,664 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,106	1,106
Additional paid in capital	10,084,896	10,050,746
Accumulated deficit	(13,481,499)	(13,213,148)
Total stockholders’ deficit	(3,395,039)	(3,160,838)
Total liabilities and stockholders' deficit	$8,765,289	$9,635,460

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016
REVENUES	$4,386,839	$3,749,023

COST OF REVENUE	3,761,056	3,750,595

Gross profit (loss)	625,783	(1,572)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	822,973	1,554,409

Total operating loss	(197,190)	(1,555,981)

OTHER INCOME (EXPENSE)
Interest income	-	1,793
Interest expense	(175,122)	-
Non-operational income (expense)	103,961	(309,669)

Total other income (expense)	(71,161)	(307,876)

NET LOSS	$(268,351)	$(1,863,857)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.20)

DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC	11,064,664	9,132,839

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED	11,064,664	9,132,839

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common stock		Preferred stock		Additional		Total
	$0.0001 par value		$0.0001 par value		paid	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	in capital	deficit	equity (deficit)

Balance, December 31, 2015 (audited)	8,836,421	$884	1,369,735	$137	$262,496	$(10,087,076)	$(9,823,559)

Net loss	-	-	-	-	-	(3,126,072)	(3,126,072)
Conversion of warrant liability to common stock	1,986,112	198	-	-	2,797,164	-	2,797,362
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	151,150	-	151,150

Balance, December 31, 2016 (audited)	11,064,664	1,106	4,578,070	458	10,050,746	(13,213,148)	(3,160,838)

Net Loss	-	-	-	-	-	(268,351)	(268,351)
Stock Based Compensation	-	-	-	-	34,150	-	34,150

Balance, March 31, 2017 (unaudited)	11,064,664	$1,106	4,578,070	$458	$10,084,896	$(13,481,499)	$(3,395,039)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(268,351)	$(1,863,857)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	34,150	58,559
Depreciation and amortization	67,856	18,761
Loss on conversion of warrant liability to stock	-	3,550,487
Fair value adjustment of common stock warrants	(90,800)	(3,239,884)

Changes in operating assets and liabilities:
Accounts receivable-trade	11,349	(428,063)
Accounts receivable-other	-	(569,307)
Due to/from related parties	509,008	334,088)
Inventory	-	24,999
Other current assets	(3,766)	(3,296)
Deposits	-	496,900
Accounts payable-trade	(13,319)	516,796
Accrued liabilities	(362,786)	(680,367)
Deferred revenue	-	607,746
Customer deposits	(60,144)	(349,075)

Net cash used for operating activities	(176,803)	(1,526,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	22,183	(35,467)
Purchases of intangible assets	-	(24,164)
Sale of Business	-	-
Decrease in restricted cash	-	900,000

Net cash provided by (used for) investing activities	22,183	840,369

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Capital Lease Obligation	(35,295)	-

Net cash provided by financing activities	(35,295)	-

Net decrease in cash	(189,915)	(685,144)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period	592,514	1,288,495
Cash and cash equivalents at the end of the period	$402,599	$603,351

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$175,122	$-

Supplemental disclosure of non-cash investing and financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$-	$500,000
Intangible assets and net liabilities disposed of through disposition of Tempus Jets Inc	$500,000	$-
Issuance of stock for exercise of warrants	$-	7,591,530

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014 as a direct, wholly owned subsidiary of Chart Acquisition Corp. (“Chart”). We were formed solely for the purpose of effecting a business combination between Chart and Tempus Applied Solutions, LLC (“Tempus”). Tempus was organized under the laws of Delaware on December 4, 2014 and provides turnkey flight operations, customized design, engineering and modification solutions and training services that support critical aviation missions of the United States Department of Defense (the “DoD”), the U.S. intelligence community, foreign governments, heads of state and high net worth individuals worldwide. Tempus currently has the following six subsidiaries: three wholly owned operating subsidiaries, Global Aviation Support, LLC, Proflight Aviation Services LLC, and Tempus Jets, Inc., and three recently formed, wholly owned entities that do not yet have any operations, Tempus Applied Solutions, Inc., Tempus Aero Solutions SIA, and Tempus Training Solutions, LLC. On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective January 1, 2017, for the sale of Tempus Jets, Inc. See Note 18 below. The Company has its headquarters in Williamsburg, Virginia. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses.

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

Historically, the Company has experienced operating losses and negative cash flows from operations, and it currently has a working capital deficit, due principally to delays in the commencement of contracts, low margins on initial contracts. In addition, the Company has been seeking financing in order to fund a purchase obligation of $5.5 million related to an aircraft. See note 18 below. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, especially in the near term and within one year after the date that the consolidated financial statements are issued.

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 13 as of March 31, 2017. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers, including the disposition of unprofitable entities. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. Management expects that these efforts will begin to achieve result over the remainder of 2017 and, assuming the timely commencement of new contracts, that the Company will begin to reduce its working capital deficit over the coming year. Nevertheless, whether, and when, the Company can attain positive operating cash flows for operations is highly dependent on the commencement of new contracts and the timing of their commencement. There can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Because Tempus was deemed the accounting acquirer in the Business Combination, which was consummated on July 31, 2015, the historical financial information for the three months ended March 31, 2017 and 2016 reflects the financial information and activities of Tempus only. In conjunction with the Business Combination, all outstanding membership interests of Tempus were exchanged for shares of the Company’s common stock. The historical members’ equity of Tempus (which is a limited liability company) has been retroactively adjusted to reflect the stockholders’ equity structure of Tempus Holdings (which is a corporation), using the respective exchange ratios established in the Business Combination. This reflects the number of shares Tempus Holdings issued to the members of Tempus upon the consummation of the Business Combination. Accordingly, all shares and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the conversion of Tempus’ membership interests into Company common stock, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015 in connection with the Business Combination.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing March 31, 2017.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $459 at March 31, 2017 and December 31, 2016.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 at March 31, 2017 and December 31, 2016.

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

Pre-contract Costs

We capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred, if we determine that it is probable that we will be awarded a specific anticipated contract. These capitalized costs are recognized as a cost of revenue ratably across flight hours that are expected to be flown, as they are actually flown, for that particular contract. Capitalized pre-contract costs of $56,270 and $49,799 at March 31, 2017 and December 31, 2016, respectively, are included in other current assets in the accompanying consolidated balance sheets. Should future orders not materialize or should we determine that the costs are no longer probable of recovery, the associated capitalized costs would be written off.

Cash and Cash Equivalents

For purposes of cash flow, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances usually do exceed federally insured limits.

Restricted Cash

The Company considers cash or highly liquid debt instruments on deposit with financial institutions that are held to secure an obligation by the Company to be restricted cash. As of March 31, 2017 and December 31, 2016, the Company had restricted cash balances of $50,007. This balance consists of a certificate of deposit that secures the Company’s credit card borrowings.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $29,302 and $37,369 allowance for doubtful accounts as of March 31, 2017 and December 31, 2016, respectively.

In June 2016, the Company entered a factoring agreement to sell without recourse, certain U.S. government contract receivables to an unrelated third-party financial institution. Under the current terms of the factoring agreement, the maximum amount of outstanding advances at any one time is $1.0 million. The discount rate included in the agreement was subject to change based on the historical performance of the receivables sold.

Approximately, $2.0 million of receivables has been sold under the factoring agreement during fiscal year 2016 and the first quarter of 2017. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure during year. Sales of accounts receivable are reflected as a reduction of Accounts receivable trade, net in the Consolidated Balance Sheets, and any costs incurred by the Company associated with the factoring activity is reflected in Other Income / Expense in the Consolidated Statements of Operations, as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”). The amount due from the factoring company, net of advances received from the factoring company, was approximately $29,000 at March 31, 2017. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in the Other Income / Expense in the Consolidated Statement of Operations.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized.

It is the Company’s policy to commence depreciation upon the date that assets are placed into service. For the three months ended March 31, 2017, the Company recognized depreciation of fixed assets in the amount of $61,419; $12,324 of depreciation was recognized for the three months ended March 31, 2016. Depreciation is computed on a straight-line basis over the estimated service lives of the assets as follows:

Years
Computer equipment	3-5
Furniture and fixtures	3-5

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STC’s are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of March 31, 2017 and 2016 we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company.  TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). The total purchase price of $500,000 was allocated to intangibles and is considered to be indefinite-lived. TJI has been sold in a transaction that was effective January 1, 2017. For the details on the sale of TJI, see the Company’s Current Report on form 8-K filed with the SEC on March 1, 2017 in connection with the transaction.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the three months ended March 31, 2017 and 2016, the Company recognized amortization expense of computer software in the amount of $6,437. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

Customer Deposits

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. At March 31, 2017 and December 31, 2016, the Company held $104,950 and $278,945, respectively, in customer deposits.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was $55,387 and $315,392 for the three months ended March 31, 2017 and 2016, respectively.

Inventory

The Company values its inventory at the lower of average cost, first-in-first-out (“FIFO”) or net realizable value. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. There were no costs held in inventory at March 31, 2017 or December 31, 2016.

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

Correction of an Error

The Company determined that it had been accounting for a lease agreement and its purchase obligation related to an aircraft in error. The Company should have accounted for its purchase obligation as a capital lease, thereby recording a capital lease aircraft asset and a corresponding capital lease liability of approximately $6,000,000 as of the end of the quarter ended March 31, 2016. The error was not material to the unaudited consolidated financial statements for the quarterly period ended March 31, 2016 since the correction of the error increased assets and liabilities by the same amount.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Under the update, deferred taxes would be classified as noncurrent in the statement of financial position instead of being separated into current and non-current amounts. The ASU is effective for financial statements issued after January 1, 2017 with early adoption permitted. Additionally, the Company may apply the standard either prospectively or retrospectively. The Company has adopted this ASU and will present deferred taxes in accordance with this ASU when deferred taxes are required to be recorded and presented in the financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. The Company adopted 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the results of operations.

In November 21016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is for entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years using a retrospective transition method for each period presented. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-18 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

4.	CUSTOMER AND VENDOR CONCENTRATION

We have significant customer and vendor concentration. Customer concentration as of the three months ended March 31, 2017 and 2016 was:

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Revenue		Revenue
Customer A	$1,059,450	24%	$978,207	26%
Customer B	1,325,467	30%	1,248,790	33%
Customer C	1,150,857	26%	-	-%
Customer D	659,807	15%	132,240	4%
Customer E	-	-%	920,622	25%
Other customers	191,258	5%	469,164	12%
	$4,386,839	100%	$3,749,023	100%

	March 31, 2017		December 31, 2016
	Accounts Receivable		Accounts Receivable
Customer A	$329,955	24%	$387,729	27%
Customer B	639,139	46%	449,658	32%
Customer C	383,619	27%	383,619	27%
Customer D	29,486	2%	42,624	3%
Customer E	-	-%	-	-%
Other customers	21,535	1%	151,453	11%
	$1,403,734	100%	$1,415,083	100%

Vendor concentration as of the three months ended March 31, 2017 and 2016 was:

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Cost of Revenue		Cost of Revenue
Vendor A	$916,073	24%	$775,901	21%
Vendor B	327,554	9%	423,981	11%
Vendor C	10,294	1%	250,269	7%
Vendor D	476,034	13%	-	0%
Other vendors	2,041,395	54%	2,567,699	61%
	$3,761,056	100%	$3,750,595	100%

	March 31, 2017		December 31, 2016
	Accounts Payable		Accounts Payable
Vendor A	$412,763	12%	$304,826	8%
Vendor B	130,871	4%	235,388	6%
Vendor C	-	-%	18,615	0%
Vendor D	223,016	7%	170,998	4%
Other vendors	2,582,894	77%	674,969	82%
	$3,349,544	100%	$3,781,287	100%

5.	INCOME TAXES

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

The Company evaluates its deferred tax assets each reporting period, including assessing its cumulative loss position, to determine if valuation allowances are required. A significant factor is the Company’s cumulative loss position. This, combined with uncertain near-term economic conditions, reduces the Company’s ability to rely on projections of future taxable income in establishing its deferred tax assets valuation allowance. Due to the weight of the significant negative evidence, GAAP requires that a valuation allowance be established on all of the Company’s net deferred tax assets. The Company is projecting a 0% annual estimated tax rate

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FASB ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2017.

At March 31, 2017, approximately $8,000,000 in federal and state net operating losses were available to be carried forward, expiring at various dates through 2035.

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

Basic common shares outstanding as of March 31, 2017 are 11,064,664. Our weighted average basic shares outstanding for the three months ended March 31, 2017 is calculated based on the average number of basic common shares outstanding over the period in question and is calculated as 11,064,664 shares.

Our weighted average diluted common shares outstanding as of March 31, 2017 would normally be calculated based on the sum of the weighted average basic shares outstanding for the three months ended March 31, 2017 and the weighted average of the shares that would convert into common stock from our preferred stock and warrants over the period in question. This conversion would be calculated on a treasury method basis based on the average closing share price of our common stock over the period in question as compared to the conversion rate of the preferred stock, and the strike price of the particular warrants. The number of warrants outstanding along with their respective strike prices can be found in Note 15, below. However, due to the fact that the Company experienced a net loss for the three months ended March 31, 2017 and diluted earnings per share would otherwise be higher than basic earnings per share, our diluted common shares outstanding are represented to be the same as our basic common shares outstanding.

7.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31,	December 31,
	2017	2016
Earnings in excess of billings	$459	$459
Other receivable	660	660
Total	$1,119	$1,119

8.	OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2017	2016
Pre-contract costs	$56,270	$49,799
Other prepaid expenses	46,367	49,072
Total	$102,637	$98,871

9.	RELATED PARTY TRANSACTIONS

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

TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). Prior to the Company’s purchase of TJI, TJI divested itself of substantially all of its assets other than the Operating Certificate, and settled or transferred all of its liabilities. As a result of the acquisition of TJI, the Company owns, and can operate under, the Operating Certificate. Under the Agreement, Mr. Terry and Jackson River Aviation, an affiliate of Mr. Terry’s, have indemnified the Company against liabilities that may arise from the acquisition. The transaction was approved by the independent directors of the Company after a review to determine that (a) the terms of the transaction were on an arm’s length basis; and (b) the transaction was effected by the issuance of Company securities to a person who is an owner of an asset in a business synergistic with the business of the Company, the transaction provided benefits to the Company in addition to the investment of funds and the transaction was not one in which the Company was issuing securities primarily for the purpose of raising capital or to an entity whose primary business was investing in securities. TJI has been sold back to Mr. Terry in a transaction that was effective January 1, 2017 for consideration of $500,000. See Note 18 Subsequent Events of our Annual Report on Form 10-K (the “Form 10-K”).

Jackson River Aviation (“JRA”) is controlled by B. Scott Terry, the Company’s CEO and sole member of the Company’s Board of Directors. JRA (through its subsidiary, TJI) prior to the acquisition of TJI by Tempus on March 15, 2016, provided FAR Part 135 aircraft charter services to the Company. Total purchases by the Company from JRA for the three months ended March 31, 2017 and 2016 were $643,971and $5,591, respectively. Billings by the Company to JRA for the three months ended March 31, 2017 and 2016 were $220,009 and 42,876, respectively. As of March 31, 2017 the Company had a net outstanding payable to JRA of $284,051. As of December 31, 2016, the Company had a net outstanding receivable from JRA of $38,962.

TIH is controlled by John G. Gulbin III, a former member of our Board of Directors. TIH owns certain aircraft used by Tempus to provide services to certain customers. (see Note 13 below). In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provided flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the three months ended March 31, 2017 and 2016 were $864,131 and 333,490, respectively. Total billings from the Company to TIH for the three months ended March 31, 2017 and 2016 were $33,612 and 70,588, respectively. The net outstanding payable from Tempus to TIH at March 31, 2017 and December 2016 was $1,528,036 and 1,284,886, respectively.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s Executive Vice President. Southwind owned certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the three months ended March 31, 2017 and 2016 were $0. The net outstanding payable from Tempus to Southwind at March 31, 2017 and December 31, 2016 was $142,496.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose CEO and Chairman, Peter Cohen, and board member, Joe Wright, are former members of our board of directors. For the three months ended March 31, 2017 and 2016 Tempus billed $16,388 and $18,605, respectively to CAF under the services agreement. At March 31, 2017 and December 31, 2016, the net payable to CAF was $70,592 and $62,018, respectively.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third party service provider. Certain sales and marketing, and information technology functions of the Company are supported by TIH and are expensed to the Company on a time and materials basis.

10.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
	2017	2016
Office equipment	$135,897	$168,055
Furniture and fixtures	456	456
Leased Aircraft	6,015,505	6,015,505
Total	6,151,858	6,184,016
Accumulated depreciation	(301,520)	(249,109)
Property and equipment, net	$5,850,338	$5,934,907

11.	INTANGIBLES, NET

Intangibles, net consists of the following:

	March 31,	December 31,
	2017	2016
Infinite-lived intangible assets:
FAA licenses	$50,000	$550,000

Finite-lived intangible assets:
STC costs	455,901	455,901
Accumulated amortization	-	-
	455,901	455,901

Software	85,275	85,275
Accumulated amortization	(42,774)	(36,337)
	42,501	43,938
Total intangible assets, net	$548,402	$1,054,839

FAA licenses includes the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate and the $500,000 purchase price for TJI, which owns an Operating Certificate issued by the FAS in accordance with the requirements of Parts 119 and 135 of the FAR. The Company disposed of TJI effective January 1, 2017 for consideration of $500,000. See Note 18 Subsequent Events of our Annual Report on Form 10-K (the “Form 10-K”)

STC costs relate to our efforts to gain approval from the FAA for modifications to Gulfstream III, IV and V business jets to upgrade them for Future Air Navigation System (“FANS”) and Automatic Dependent Surveillance Broadcast (“ADS-B”) capabilities. Regulatory mandates in the U.S and abroad will require FANS / ADS-B compliance on certain preferred air routes on a rolling basis over the next four years. Tempus was awarded this STC in the fourth quarter of 2016. Estimated amortization of this STC will be as follows:

Estimated STC Amortization
2017	$18,236
2018	45,590
2019	136,770
2020	255,305
Total	$455,901

For the three months ended March 31, 2017, recognized amortization of software was $6,437, all associated with software purchases. Future amortization schedules associated with existing software is as follows:

Software Amortization
2017	$21,988
2018	19,843
2019	670
Total	$42,501

12.	ACCRUED LIABILITES

Accrued liabilities at March 31, 2017 and December 31, 2016 include the following:

	March 31, 2017	December 31, 2016
Accrued employment costs	$255,411	$380,903
Aircraft maintenance reserves	74,349	37,050
Board fees	104,833	104,833
Other	79,770	389,528
Total	$514,363	$912,314

13.	COMMITMENTS AND CONTINGENCIES

The Company incurred lease expense for real office and hangar space for the three months ended March 31, 2017 of $45,743. Lease expense for aircraft and simulators was $1,358,403 for the three months ended March 31, 2017.

The Company leases office space on McLaws Circle in Williamsburg, Virginia. The Company occupied the premises as of September 1, 2016 under a month-to-month sublease from Jackson River Aviation, which is controlled by B. Scott Terry, the Company’s CEO and a member of the Company’s Board of Directors.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The lease was extended as of January 1, 2017 for an additional 12 months. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October, 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month, at which point it was also renewed for an additional 12 months. The future minimum lease payments associated with these leases at San Marcos, TX as of March 31, 2017 total $121,500.

The Company leased hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The term of the lease ended and was not renewed. The future minimum lease payments associated with this lease as of March 31, 2017 is $0. Unpaid lease invoices at March 31, 2017 totaled $14,000 and are included in accounts payable.

The Company leased office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673, after which the lease has reverted to a month to month agreement. The facility and related employees were transferred to Tempus Intermediate Holdings as of November 2016. Unpaid lease invoices at March 31, 2017 totaled $157,291 and are included in accounts payable.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose board member, Joseph Wright, is also one of our board of directors as of March 31, 2017. For the three months March 31, 2017, Tempus generated $16,388 of billings in support of CAF. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2017 and December 31, 2016 the net payable to CAF was $70,592 and $62,018, respectively.

Effective as of February 25, 2016, the Company leased a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months under a capital lease. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. The monthly lease rate we are paying for this aircraft is fully expensed as cost of revenue upon each event whereby we recognize revenue with this government customer. As of November 4, 2016, the lessor has exercised its option to sell the aircraft to the Company. See Item 5 Other Information of the Management Discussion and Analysis (MD&A) of this report for information on the purchase and financing of this aircraft.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2016, and March 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$78,750	$78,750	$-	$-
Series A Warrant Liability	23,435	-	23,435	-
Total Warrant Liability	$102,185	$78,750	$23,435	$-

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$7,875	$7,875	$-	$-
Series A Warrant Liability	3,510	-	3,510	-
Total Warrant Liability	$11,385	$7,875	$3,510	$-

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

IPO and Placement Warrants – The value of the IPO and Placement Warrants was calculated based upon the quoted price of the warrants that trade on the OTC markets under the ticker symbol TMPSW, which was $0.01 as of that date.

Series A Warrants – The value of these warrants was calculated using a Black-Scholes option pricing model based on the value of the common stock, the assumed volatility of such shares and the risk free rate at the of time of valuation.

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

The quantity of issued and outstanding warrants as of March 31, 2017 and respective strike prices for are outlined in the table below:

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the three months ended March 31, 2017 and 2016 there were 499,000 stock options granted, under the Company’s option plan. The Company recognized $34,150 and $58,559 in stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

Stock options to purchase 291,000 & 322,000 shares of common stock were outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2016	322,000	$2.05
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	31,000	-
Options outstanding, March 31, 2017	291,000	2.05

Options exercisable, March 31, 2017	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of March 31, 2017, $239,048 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 7 quarters. As of March 31, 2016 $644,150 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 11 quarters.

17.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2017, we had 4,578,070 shares of preferred stock issued and outstanding. Additionally, there are a total of 3,187,500 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

Common Stock

As of March 31, 2017, we had 11,064,664 shares of common stock issued and outstanding. Additionally, there are 4,578,070 issued and outstanding shares of preferred stock convertible into common stock, outstanding warrants exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 3,187,500 Series A Warrants and 275,000 Series B Warrants outstanding that are convertible into common stock or preferred stock (with the Series B Warrants convertible into a maximum of 1,344,446 shares using the alternative cashless exercise feature as described in Note 15, above, under the heading “Series A Warrants and Series B Warrants”).

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

On June 24, 2016, the Company issued an aggregate of 1,344,446 shares of common stock valued at $1,546,113 to certain holders of Series B-2 and Series B-3 Warrants who exercised their warrants using the alternate cashless exercise feature. These shares were issued pursuant to exemptions from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 of the Regulation D promulgated thereunder.

18.	SUBSEQUENT EVENT

On April 28, 2017, the Company entered into a Note Purchase Agreement with Santiago Business Co. International Ltd, (“Santiago”), its 10% Senior Secured Convertible Note due April 28, 2018, in an aggregate principal amount of $6,200,000 (the “Note”) and Santiago caused to be transferred to the Company certain shares of capital stock of a subsidiary of Santiago, Bluebell Business Limited, a company limited by shares organized and existing under the laws of the British Virgin Islands (“Bluebell”), and, upon receipt of the Note, to cause to be forgiven approximately $700,000 owed by the Company in connection with a certain G-IV Aircraft Lease Agreement, dated as of February 25, 2016, and certain related matters. See Item 5. Other Information below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in this discussion and analysis includes forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” set forth elsewhere in this Report.

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

We operate out of our corporate headquarters in Williamsburg, Virginia. Additionally, we utilize office and hangar space in Brunswick, Maine and San Marcos, TX to provide the required facilities for production and logistic support for our customers.

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

Historically, the Company has experienced operating losses and negative cash flows from operations, and it currently has a working capital deficit, due principally to delays in the commencement of contracts, low margins on initial contracts as the Company works to achieve market share and high overhead costs associated with sales, marketing and proposal costs related to the team of Company personnel assigned to aggressively pursue new contracts. Management expects that these efforts will begin to achieve results over the remainder of 2017 and, assuming the timely commencement of new contracts, that the Company will begin to reduce its working capital deficit over the coming months. Nevertheless, whether, and when, the company can attain positive operating cash flows from operations is highly dependent on the commencement of these new contracts and the timing of their commencement. Management believes that the uncertainties regarding these contracts and their timing cast substantial doubt upon the Company’s ability to continue as a going concern, especially in the near term and within one year after the date that the consolidated financial statements are issued.

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 13 as of March 31, 2017. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. As of the date of this filing, the Company expects its cash flows to cover its costs of operations. However, there can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

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

Three Months Ended March 31, 2017 and 2016

Revenues

Revenues were $4,386,839 for the three months ended March 31, 2017. As set forth below, four customers each represented greater than 10% of our revenues during this period. These four customers represented 24%, 30% and 26%, and 15% of our revenues respectively.

Revenues were $3,749,023 for the three months ended March 31, 2016. As set forth below, three customers each represented greater than 10% of our revenues over this period. These three customers represented 26%, 33% and 25% of our revenues respectively.

Revenue growth is due to increased flying activity, and the commencement of an aircraft modification contract with a government customer.

The table below sets forth the amount of revenues we recognized for the three months ended March 31, 2017 and 2016:

	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
	Revenue		Revenue
Customer A	$1,059,450	24%	$978,207	26%
Customer B	1,325,467	30%	1,248,790	33%
Customer C	1,150,857	26%	-	-%
Customer D	659,807	15%	132,240	4%
Customer E	-	-%	920,622	25%
Other customers	191,258	5%	469,164	12%
	$4,386,839	100%	$3,749,023	100%

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2017 was $3,761,056, which represented 86% of revenues. The Company’s gross profit was $625,783 or 14% of revenues for the three months ended March 31, 2017.

Cost of revenue for the three months ended March 31, 2016 was $3,750,595, which represented 100% of revenues. The Company’s gross loss was ($1,572) or 0% of revenues for the three months ended March 31, 2016.

The improvement in gross profit was primarily due to decreased fixed costs associated with aircraft for customer contracts. Other factors affecting gross profit include an increased mix of higher margin contracts for the three months ended March 31, 2017 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $822,973 for the three months ended March 31, 2017, which represented 19% of revenues for this period.

Selling, general and administrative expenses were $1,554,409 for the three months ended March 31, 2016, which represented 41% of revenues for this period.

The decrease over the comparable prior year period is primarily associated with the following: (i) lower staffing costs; (ii) decreased sales and marketing expenses; (iii) offset by increases in depreciation expense.

Other Income (Expense)

Other income (expense) was ($71,161) for the three months ended March 31, 2017 and ($307,876) for the three months ended March 31, 2016. The decreased expense period over period is primarily due to non-cash charges associated with the change in warrant valuation along with a charge for interest expense primarily related to capital leases on aircraft.

Net Loss

Net loss for the three months ended March 31, 2017 was ($268,351). Net loss for the three months ended March 31, 2016 was ($1,863,857).

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $402,599. As of that date, we held restricted cash of $50,007, consisting of a certificate of deposit securing credit card borrowings. Credit card borrowings outstanding as of March 31, 2017 totaled $285,029.

Our working capital as of March 31, 2017 was ($9,833,822), equal to the difference between our total current assets as of that date of $2,315,121 and our total current liabilities as of that date of $12,148,943.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts will require investment in working capital and aircraft assets.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. For the three months ended March 31, 2017 Tempus billed $16,388 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2017 and December 31, 2016, the net payable to CAF was $70,592 and $62,018, respectively.

Subsequent to December 31, 2015, effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, in support of a modification contract and expected operational contract with a government customer. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on the customer’s usage of the aircraft. As of November 4, 2016 the lessor has exercised its option to sell the aircraft to the Company. As of April 24, 2017 the lender has provided owner financing to the Company in exchange for a note payable, convertible at the lender’s discretion into company stock.

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

For the three months ended March 31, 2017, the Company incurred lease expense for aviation assets used in the provision of its services of $1,358,403. Lease expenses for aviation assets for the three months ended March 31, 2016 were $1,293,735.

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

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of September 1, 2016 under a month-to-month sublease to Jackson River Aviation, which is controlled by B. Scott Terry, the Company’s CEO and sole member of the Company’s Board of Directors.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October, 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The lease was extended as of January 1, 2017 for an additional 12 months. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month, at which point it was also renewed for an additional 12 months. The future minimum lease payments associated with these leases at San Marcos, TX as of March 31, 2017 total $121,500.

The Company leased hangar space in Newport News, VA to support its operations. The Company occupied the premises as of October 1, 2015 under a one-year lease at a rate of $2,000 per month. The term of the lease ended and was not renewed. Unpaid invoices at March 31, 2017 was $14,000 and are included in accounts payable.

The Company leased office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month, after which the lease reverted to a month to month agreement. The facility and related employees were transferred to Tempus Intermediate Holdings as of November 2016. Unpaid lease invoices at March 31, 2017 totaled $157,291 and are included in accounts payable.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay a total aggregate base compensation of approximately $350,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

In 2015, the Company entered into an aircraft purchase agreement with Pilatus Business Aircraft, Ltd. for the purchase of a Pilatus PC-12 with certain special mission modifications for approximately $7.3 million. The Company entered into this agreement pursuant to a contract with a government law enforcement agency whereby Tempus would lease the aircraft to the agency. Tempus subsequently assigned the lease contract and the purchase obligation to Cowen Aviation Finance Holdings, Inc. (“CAF”) for no consideration and has entered into a services agreement with CAF whereby it will provide certain administrative, servicing and marketing services for this and other aircraft owned by CAF. CAF is owned by Cowen Group, Inc., (“Cowen”) whose board member, Joe Wright, was also on our board of directors at such time. For the three months ended March 31, 2017 Tempus billed $16,388 to CAF under the services agreement. Based on the assignment of the lease contract and purchase obligation to CAF, a $750,000 customer deposit received from the law enforcement agency customer and the $500,000 deposit Tempus paid to Pilatus was transferred to CAF. At March 31, 2017 and December 31, 2016, the net payable to CAF was $70,592 and $62,018, respectively.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permits the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified the aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. As of November 4, 2016, the lessor exercised its option to sell the aircraft to the Company. In connection with the issuance by the Company on April 28, 2017, of a 10% Senior Secured Convertible Note, the Company purchased the aircraft using owner financing. See the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017, and Item 5 Other Information below, in connection with this event.

Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Tempus’ consolidated financial statements reflect a provision or liability for Federal and state income taxes for the period commencing January 1, 2015 through July 31, 2015 (the effective date of the Business Combination) for Chart, the predecessor company, and for Tempus Holdings for the period commencing July 31, 2015 through March 31, 2017.

The Company’s tax returns are subject to possible examination by the taxing authorities. For income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the respective filing of those returns.

Revenue Recognition

The Company uses the percentage-of-completion method for accounting for long-term aircraft maintenance and modification fixed-price contracts to recognize revenues and receivables for financial reporting purposes.  Revenues from firm fixed price contracts are measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from time-and-material line items are measured by direct labor hours or flight hours incurred during the period at the contracted hourly rates plus the cost of materials, if applicable. To the extent this earned revenue is not invoiced, it is recognized as earnings in excess of billings and is represented in other accounts receivable on the consolidated balance sheets. Earnings in excess of billings were $459 at March 31, 2017 and at December 31, 2016.

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 at March 31, 2017 and December 31, 2016.

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

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. While the legal life of an STC is indefinite, we intend to fully amortize STC development costs on a straight line basis over the expected economic life of the STC. It is the Company’s policy to commence amortization of STCs upon the date that the STC is formally granted by the FAA. As of March 31,2017 and 2016, we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

On March 15, 2016, the Company purchased Tempus Jets, Inc. (“TJI”) from our CEO B. Scott Terry for non-cash consideration of $500,000, paid in the form of 242,131 shares of common stock of the Company.  TJI owns an operating certificate issued by the FAA in accordance with the requirements of Parts 119 and 135 of the FAR (the “Operating Certificate”). The total purchase price of $500,000 was allocated to intangibles and is considered to be indefinite-lived. TJI has been sold in a transaction that was effective January 1, 2017. For the details on the sale of TJI, see the Company’s Current Report on form 8-K filed with the SEC on March 1, 2017 in connection with the transaction.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. For the three months ended March 31, 2017, the Company recognized amortization expense of computer software in the amount of $6,437. For the three months ended March 31, 2016 the Company also recognized amortization expense of computer software in the amount of $6,437. Amortization is computed on a straight-line basis over the estimated service lives of the assets as follows:

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Under the update, deferred taxes would be classified as noncurrent in the statement of financial position instead of being separated into current and non-current amounts. The ASU is effective for financial statements issued after January 1, 2017 with early adoption permitted. Additionally, the Company may apply the standard either prospectively or retrospectively. The Company has adopted this ASU and will present deferred taxes in accordance with this ASU when deferred taxes are required to be recorded and presented in the financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. The Company adopted 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the results of operations.

In November 21016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is for entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years using a retrospective transition method for each period presented. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-18 will have on its financial position, results of operations and cash flows.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there are no material legal proceedings currently pending against us, any of our officers or directors as such or against any of our property. In February 2017, a lawsuit was filed by a former counterparty of certain businesses affiliated with our CEO, Benjamin Scott Terry, and on our former board members, John G. Gulbin III, against such businesses and individuals, alleging claims for damages in the approximate total of $10 million. Tempus Applied Solutions Holdings, Inc. was also named as a defendant in that suit. We do not believe that the allegations in the complaint involve us in any way, and we expect the suit against us to be abandoned or dismissed. However, there can be no assurance as to the outcome of this matter.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in the section titled “Risk Factors” in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

10% Senior Secured Convertible Note due April 28, 2018

The following descriptions of the 10% Senior Secured Convertible Note due April 28, 2018, and the related agreements do not purport to be complete and are qualified in their entirety by reference to their full text, copies of which are included in this Report as Exhibits 10.1 and 10.2, and are incorporated herein by reference.

On April 28, 2017, the Company entered into a Note Purchase Agreement with Santiago (as defined below) pursuant to which the Company issued and sold to Santiago Business Co. International Ltd, a business company organized under the laws of the British Virgin Islands (“Santiago”), its 10% Senior Secured Convertible Note due April 28, 2018, in an aggregate principal amount of $6,200,000 (the “Note”) and Santiago caused to be transferred to the Company certain shares of capital stock of a subsidiary of Santiago, Bluebell Business Limited, a company limited by shares organized and existing under the laws of the British Virgin Islands (“Bluebell”), and, upon receipt of the Note, to cause to be forgiven approximately $700,000 owed by the Company in connection with a certain Aircraft Lease Agreement, dated as of February 25, 2016, and certain related matters.

Upon conversion of the Note at a conversion price of $0.08 per share, Santiago has the right to acquire up to 77,500,000 shares of Common Stock.  Assuming conversion of the Note in full, assuming further that no warrants to purchase Common Stock or securities convertible into shares of Common Stock held by parties other than Santiago are exercised or converted, and taking into account 2,032,944 shares of Common Stock acquired by Santiago in a separate transaction (see below), shares beneficially owned by Santiago and which it has the right to acquire would constitute approximately 89.8% of the shares of Common Stock that would be issued and outstanding following conversion in full of the Note.

Pursuant to its authority as the controlling person of Santiago, Johan Eliasch, an individual, may be deemed to indirectly beneficially own any shares of Common Stock attributable to Santiago (Santiago and Eliasch are collectively referred to below as the “Shareholders”). The Shareholders have the voting rights, protective provisions and registration rights described below.  Such rights may give the Shareholders the ability to influence control of the Company, including the ability to elect a majority of the Company’s board of directors.

Voting Rights

The terms of the Note entitle Santiago or its successors or assigns (the “Holder”), with respect to all matters submitted to a vote of the shareholders of the Company, to vote on an as-converted basis.  The Company has agreed to take any and all actions as may be necessary, including, if necessary, amending the terms of its certificate of incorporation and bylaws, to provide the Company the right to vote on an as-converted basis and to assure that the Company is at all times entitled, if the Company exercises its right to vote on an as-converted basis in full, to nominate and elect a majority of the members of the Company’s board of directors.

Protective Provisions

The terms of the Note further provide that, for so long as the Note remains outstanding, the Company will not (by amendment, merger, consolidation or otherwise) take any of the following actions without first obtaining the written approval of the Holder:

(i)        approve or consummate a transaction with any individual, corporation, partnership, limited liability company, joint venture, association, joint stock company, trust, unincorporated organization, government or any agency or political subdivision thereof or any other entity that is directly or indirectly controlling or controlled by or under direct or indirect common control with the Issuer;

(ii)       effect or approve any Liquidation Event (as defined in the Note);

(iii)      effect any alteration, repeal, change or amendment of the certificate of incorporation of the Issuer (except to the extent otherwise required to comply with the provisions of the Note), including any increase or decrease in the authorized capital stock of the Company, or to create, or authorize the creation of, any additional class or series of capital stock or securities of the Company;

(iv)      reclassify, alter or amend any existing security of the Company;

(v)       effect any authorization, creation or issuance of (or any obligation to authorize, create or issue) any equity securities of a subsidiary of the Company to any third party;

(vi)      create or authorize the creation of any debt security or instrument or otherwise incur new indebtedness of any kind (other than pursuant to credit facilities of the Company existing on the issuance date of the Note);

(vii)     amend, change, waive or otherwise alter the Company’s bylaws (except to the extent otherwise required to comply with the provisions of the Note);

(viii)    adopt or amend any Company equity incentive plan, including any amendment to increase the number of shares of Common Stock reserved for issuance pursuant to any Company stock plan, equity incentive plan, restricted stock plan or other similar arrangement;

(ix)       purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company;

(x)        use any available cash at the Company or any of its subsidiaries, other than net cash provided by operating activities, for working capital;

(xi)       effect any change in the authorized number of directors of the Company;

(xii)      commence or consummate any public offering;

(xiii)    effect any sale, transfer or other disposition, in a single transaction or series of related transactions, of more than $[10,000] of the assets of the Company and its subsidiaries;

(xiv)    approve any annual budget or any material deviation therefrom; or

(xv)     make any changes to the executive officers of the Issuer, including, but not limited to, those individuals performing the chief executive, financial, legal and accounting functions.

For the purposes of the foregoing provisions, any reference to the Company will be deemed to include any subsidiary of the Company.

Registration Rights

The Company and Santiago have entered into a registration rights agreement, dated as of April 28, 2017 (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement and subject to the terms and conditions therein, within 30 days of April 28, 2017, the Company shall prepare and file with the Securities and Exchange Commission a “resale” registration statement (the “Registration Statement”) providing for the resale of the number of shares of Common Stock issuable to the Holder upon conversion of the Note (the “Registrable Securities”) pursuant to an offering to be made on a continuous basis under Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company’s obligation as described in the preceding sentence is subject to limited exceptions specified in the Registration Rights Agreement.  The Company has agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act and to keep the Registration Statement continuously effective under the Securities Act until the earlier of (x) the date when all Registrable Securities covered by such Registration Statement have been sold or (y) the date on which all Registrable Securities then held by Santiago, or which may be acquired by Santiago upon conversion of the Note, may be sold without restriction pursuant to Rule 144 under the Securities Act.  The Company has further agreed, upon the written demand of Santiago, facilitate in the manner described in the Registration Rights Agreement a “takedown” of Registrable Securities off of the Registration Statement.

Subject to limited exceptions, the Company will pay the registration expenses incident to the performance of or compliance with the Registration Rights Agreement but will not be responsible for any underwriters’, brokers’ and dealers’ discounts and commissions, transfer taxes or similar fees incurred by Santiago in connection with the sale of the Registrable Securities.

The Registration Rights Agreement contains customary cross-indemnification provisions, pursuant to which the Company is obligated to indemnify Santiago in the event of material misstatements or omissions in the registration statement attributable to the Company, and Santiago is obligated to indemnify the Company for material misstatements or omissions attributable to it.

The Registration Rights Agreement will terminate on the earlier (i) the first date on which no Registrable Securities are outstanding or are issuable upon conversion of the Note; and (ii) the fifth anniversary of the effective date of the Registration Statement; provided, however, that the parties’ rights and obligations under the indemnification provisions of the Registration Rights Agreement shall continue in full force and effect in accordance with their respective terms.

Collateral

The Company’s obligations under the Note are to be secured by the following collateral: (i)  a pledge by the Company of all of the issued and outstanding shares of Bluebell; (ii) a mortgage and security interest to be granted by N198GS Inc. and Bluebell of their respective interests in a specified Gulfstream G-IV aircraft; and (iii) a security interest to be granted by Bluebell in its rights under the trust agreement between Bluebell and N198GS Inc.

Tempus Jets, Inc. transaction

On May 10, 2017, Santiago acquired 2,032,994 shares of Common Stock from Benjamin Scott Terry, Director and CEO of the Company, in partial satisfaction of a promissory note (the “Promissory Note”) pursuant to which Tempus Jets, Inc., a Kansas corporation, was indebted to an affiliate of Santiago; such shares had been pledged to the affiliate to secure payment of the Promissory Note.

Board of Directors Resignations

The unconditional resignations of four of the Company’s directors were automatically effected on Wednesday, April 26, 2017. As of such date, director and Company CEO, Benjamin Scott Terry, has been the only sitting member of the Board. The circumstances relating to the foregoing events were reported in the Company’s Form 8-K filed with the Commission on May 3, 2017, which is incorporated by reference herein.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	10% Senior Secured Convertible Note due April 28, 2018 in the principal amount of $6,200,000

10.2	Registration Rights Agreement, dated as of April 28, 2017, between Tempus Applied Solutions Holdings, Inc. and Santiago Business Co. International Ltd.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: May 22, 2017	By:	/s/ Steven Bush
	Name: Title:	Steven Bush Chief Financial Officer (Principal financial and accounting officer)

