Form 10-Q/A
period 2017-03-31
Tempus Applied Solutions Holdings, Inc.
filed 2017-08-08
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A amends information set forth under Note 9 (Related Party Transactions) to the Company’s unaudited consolidated financial statements for the 3-month period ending March 31, 2017 (“Q1”), regarding the control of TIH, as filed in the Company’s Form 10-Q for Q1 (the “Original 10-Q”).

Except for the foregoing, this Form 10-Q/A speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our business strategy, plans and objectives, expected or contemplated future operations, hopes, beliefs and intentions. In addition, any statements that refer to projections, forecasts or other characterizations or predictions of future events or circumstances, including any underlying assumptions on which such statements are expressly or implicitly based, in whole or in part, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

During the period covered by this quarterly report, our CEO Scott Terry owned a majority interest in and was manager of TIH.  On May 18, 2017 Scott Terry's interests in TIH came under common control with the Company, he resigned as manager of TIH, and our CFO Johan Bergendorff was appointed manager. TIH owns certain aircraft used by Tempus to provide services to certain customers. (see Note 13 below). In addition, Tempus, through its wholly owned subsidiary Global Aviation Support, LLC, provided flight planning, fuel handling and travel services to TIH. Prior to the close of the Business Combination, TIH provided administrative support, including human resources, financial, legal, contracts and other general administrative services to Tempus. Subsequent to the Business Combination, any administrative relationship is limited to certain shared information technology and marketing expenses, which are incurred at cost. Total purchases by the Company from TIH for the three months ended March 31, 2017 and 2016 were $864,131 and 333,490, respectively. Total billings from the Company to TIH for the three months ended March 31, 2017 and 2016 were $33,612 and 70,588, respectively. The net outstanding payable from Tempus to TIH at March 31, 2017 and December 2016 was $1,528,036 and 1,284,886, respectively.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: August 8, 2017	By:	/s/ Johan Aksel Bergendorff
	Name: Title:	Johan Aksel Bergendorff Chief Financial Officer (Principal financial and accounting officer)

