Form 10-Q
period 2017-06-30
Tempus Applied Solutions Holdings, Inc.
filed 2017-08-21
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 18, 2017, there were 17,342,734 shares of the registrant’s common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of Tempus Applied Solutions Holdings, Inc, a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s Annual report on Form 10-K for the year ended December 31, 2016, and all amendments thereto.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,243	$592,449
Restricted cash	-	50,007
Accounts receivable:
Trade, net	1,837,274	1,415,083
Other	1,637	1,119
Related party	384,498	435,948
Other assets	98,084	98,871
Current assets of discontinued operations	5,220	65
Total current assets	2,345,956	2,593,542

PROPERTY AND EQUIPMENT, NET	5,789,033	5,933,940

OTHER ASSETS
Deposits	49,428	51,428
Intangibles, net	541,965	554,839
Noncurrent assets of discontinued operations	-	501,711
Total other assets	591,393	1,107,978

Total assets	$8,726,382	$9,635,460

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable:
Trade	$2,462,222	$3,363,229
Related party	2,378,350	1,886,386
Accrued liabilities	772,804	874,286
Capital Lease obligation	-	5,835,181
Notes Payable-Related Party	6,200,000	-
Customer deposits	80,195	165,094
Current liabilities of discontinued operations	2,796	569,937
Total current liabilities	11,896,367	12,694,113

LONG TERM LIABILITIES
Common stock warrant liability	723,913	102,185
Total long term liabilities	723,913	102,185

Total liabilities	12,620,280	12,796,298

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 40,000,000 shares authorized, -0- and 4,578,070 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	458
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,630,234 and 11,064,664 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,663	1,106
Additional paid in capital	10,159,220	10,050,746
Accumulated deficit	(14,054,781)	(13,213,148)
Total stockholders’ deficit	(3,893,898)	(3,160,838)
Total liabilities and stockholders' deficit	$8,726,382	$9,635,460

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2017	2016	2017	2016
REVENUES	$8,459,205	$8,593,611	$4,072,366	$4,921,511

COST OF REVENUE	6,828,928	8,616,014	3,067,872	5,029,954

Gross profit (loss)	1,630,277	(22,403)	1,004,494	(108,443)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,522,675	2,595,196	699,702	1,045,191

Total operating profit (loss)	107,602	(2,617,599)	304,792	(1,153,634)

OTHER INCOME (EXPENSE)
Interest income	97	1,793	97	-
Interest expense	(341,833)	-	(166,711)	-
Non-operational income (expense)	(607,499)	872,556	(711,460)	1,182,225

Total other income (expense)	(949,235)	874,349	(878,074)	1,182,225

NET LOSS FROM CONTINUING OPERATIONS	$(841,633)	$(1,743,250)	$(573,282)	$28,591

NET LOSS FROM DISCONTINUED OPERATIONS	-	(832,346)	-	(740,332)

NET LOSS	$(841,633)	$(2,575,596)	$(573,282)	$(711,741)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations	$(0.07)	$(0.18)	$(0.05)	$0.00
Discontinued operations	$-	$(0.09)	$-	$(0.07)
NET LOSS PER SHARE:	$(0.07)	$(0.27)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	11,242,292	9,470,851	11,416,015	9,808,863

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common stock		Preferred stock		Additional		Total stockholders'
	$0.0001 par value		$0.0001 par value		paid	Accumulated	equity
	Shares	Amount	Shares	Amount	in capital	deficit	(deficit)

Balance, December 31, 2015 (audited)	8,836,421	$884	1,369,735	$137	$262,496	$(10,087,076)	$(9,823,559)

Net loss	-	-	-	-	-	(3,126,072)	(3,126,072)
Conversion of warrant liability to common stock	1,986,112	198	-	-	2,797,164	-	2,797,362
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	151,150	-	151,150

Balance, December 31, 2016 (audited)	11,064,664	1,106	4,578,070	458	10,050,746	(13,213,148)	(3,160,838)

Net Loss	-	-	-	-	-	(841,633)	(841,633)
Stock Based Compensation					29,573		29,573
Conversion of preferred shares to common stock	4,578,070	458	(4,578,070)	(458)	-	-	-
Conversion of warrant liability to common stock	987,500	99	-	-	78,901	-	79,000

Balance, June 30, 2017 (unaudited)	16,630,234	$1,663	-	$-	$10,159,220	$(14,054,781)	$(3,893,898)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES-CONTINUING OPERATIONS
Net loss	$(841,633)	$(1,743,250)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	29,573	117,118
Depreciation and amortization	135,597	39,126
Loss on conversion of warrant liability to stock	-	3,505,300
Fair value adjustment of common stock warrants	621,728	(4,376,707)

Changes in operating assets and liabilities:
Accounts receivable-trade	(422,191)	(428,401)
Accounts receivable-other	(518)	(317,441)
Due to/from related parties	(21,145)	53,022
Inventory	-	7,293
Other current assets	787	323,714
Deposits	2,000	463,572
Accounts payable-trade	(536,188)	1,340,761
Accrued liabilities	(101,482)	(612,995)
Deferred revenue	-	(31,467)
Customer deposits	(84,899)	(396,239)

Net cash used for operating activities-continuing operations	(1,218,371)	(2,056,594)

CASH FLOWS FROM INVESTING ACTIVITIES-CONTINUING OPERATIONS
Purchases of property and equipment	22,183	(35,467)
Purchases of intangible assets	(6,025)	(24,164)
Decrease in restricted cash	50,007	900,000

Net cash provided by investing activities-continuing operations	66,165	840,369

CASH FLOWS FROM FINANCING ACTIVITIES-CONTINUING OPERATIONS
Proceeds from conversion of warrants	79,000	-

Net cash provided by financing activities-continuing operations	79,000	-

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(7,058)	30,198
Investing cash flows	506,993	(7,365)
Financing cash flows	-	-

Net cash provided by discontinued operations	499,935	22,833

Net decrease in cash	(573,271)	(1,193,392)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period held by Tempus Applied	592,449	1,288,495
Cash and cash equivalents at the beginning of the period held by Tempus Jets	65	-
Cash and cash equivalents at the beginning of the period	592,514	1,288,495
Cash and cash equivalents at the end of the period	$19,243	$95,103

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$341,833	$-

Supplemental disclosure of non-cash investing and financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$-	$500,000
Issuance of stock for exercise of warrants	$-	$9,137,643
Conversion of capital lease obligation to notes payable – related party	$(5,835,181)	$-
Conversion of account payables – trade to notes payables – related party	$(364,819)	$-

The accompanying notes are an integral part of these consolidated financial statements.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014. Tempus provides turnkey flight operations, customized design, engineering and modification solutions and training services that support critical aviation missions of the United States Department of Defense (the “DoD”), the U.S. intelligence community, foreign governments, heads of state and high net worth individuals worldwide. The Company has its headquarters in Williamsburg, Virginia. The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses.

2.	GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has suffered recurring losses from operations since inception which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent on its ability to generate profitable operations in the future and/or obtain the necessary financing to meets its obligations and repay its liabilities arising from the normal business operations when they come due. The Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. Nevertheless, whether, and when, the Company can attain positive operating cash flows for operations is highly dependent on the commencement of new contracts and the timing of their commencement. There can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested these condensed consolidated financial statements be read in conjunction with the December 31, 2016 audited consolidated financial statements and the accompanying notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of warrant liabilities, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgement. It is at reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 3-5 years of respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

Intangibles

Intangibles are stated at cost, less accumulated amortization. Intangibles consist of computer software, Federal Aviation Administration (the “FAA”) licenses and independent research and development costs associated with the development of supplemental type certificates (“STCs”).

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STC’s are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of June 30, 2017 and 2016 we have recognized no amortization of these costs.

On October 1, 2015, the Company purchased Proflight Aviation Services, LLC, which provides flight training services under a Federal Aviation Regulations (“FAR”) Part 141 certificate. The total purchase price of $50,000 was allocated to intangibles and is considered to be indefinite-lived.

It is the Company’s policy to commence amortization of computer software upon the date that assets are placed into service. Amortization is computed on a straight-line basis over a 3-year life.

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was $124,750 and $485,617 for the six months ended June 30, 2017 and 2016, respectively.

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

Revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight- line basis over the term of the leases.

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours) and revenues earned from the provision of leased aircraft (which are based on actual aircraft flight hours) and modification of aircraft that will be utilized for the provision of leased aircraft services to our customers.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $29,302 and $37,369 allowance for doubtful accounts as of June 30, 2017 and December 31, 2016, respectively.

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

Approximately, $2.0 million of receivables has been sold under the factoring agreement during fiscal year 2016 and the first and second quarters of 2017. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure during year. Sales of accounts receivable are reflected as a reduction of Accounts receivable trade, net in the Consolidated Balance Sheets, and any costs incurred by the Company associated with the factoring activity is reflected in Other Income / Expense in the Consolidated Statements of Operations, as they meet the applicable criteria of ASC 860, “Transfers and Servicing” (“ASC 860”). The amount due from the factoring company, net of advances received from the factoring company, was approximately $32,000 at June 30, 2017. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in the Other Income / Expense in the Consolidated Statement of Operations.

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. As of June 30, 2017 and December 31, 2016, the Company held $80,195 and $165,094, respectively, in customer deposits.

Stock Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized on a straight-line basis over the requisite service period

Foreign Currency Translation

The measurement currency of the company is the U.S. Dollar. Transactions in foreign currencies are translated at the exchange rate in effect at the transaction date. Monetary assets and liabilities denominated in other than the measurement currency, if any, are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Net Earnings (Loss) per Share

Basic and diluted net loss per share information is presented under the requirements of ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.

As the Company has incurred losses for the six months ended June 30, 2017 and 2016, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. For the six months ended June 30, 2017 and 2016, there were 11,242,292 and 9,470,851 weighted average shares outstanding, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. These reclassifications had no material effect on the previously reported results of operations or accumulated deficit.

Correction of an Error

The Company determined that it had been accounting for a lease agreement and its purchase obligation related to an aircraft in error. The Company should have accounted for its purchase obligation as a capital lease, thereby recording a capital lease aircraft asset and a corresponding capital lease liability of approximately $6,000,000 as of the end of the quarter ended June 30, 2016. The error was not material to the unaudited consolidated financial statements for the six months period ended June 30, 2016 since the correction of the error increased assets and liabilities by the same amount.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight-line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in our Annual report on Form 10-K for the year ended December 31, 2016, that are of significance or potential significance to us.

5.	INCOME TAXES

The Company did not record a tax provision or benefit for the period ended June 30, 2017, which is attributed primarily to the full valuation allowance that has been maintained against the Company’s net deferred tax assets as of June 30, 2017. The Company’s deferred tax assets consist principally of net operating losses, intangibles, and nondeductible reserves. The Company has not evaluated whether some or all of its net operating losses may be limited pursuant to IRC 382.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2017, the Company does not believe it is more likely than not that the deferred tax assets will be realized.

6.	STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2017, we had 40,000,000 shares authorized and no shares of preferred stock outstanding. There is a total of 2,200,000 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

During the six months ended June 30, 2017, 4,578,070 shares of preferred stock were converted for 4,578,070 shares of common stock.

Common Stock

As of June 30, 2017, we had 100,000,000 shares of common stock authorized and 16,630,234 shares of common stock issued and outstanding. Further, as of June 30, 2017, the company has 7,875,000 IPO and Placement Warrants outstanding exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 2,200,000 Series A Warrants and outstanding that are convertible into common stock or preferred stock.

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

During the six months ended June 30, 2017 the company issued 4,578,070 shares of common stock for conversion of 4,578,070 shares of preferred stock.

During the six months ended June 30, 2017 the company issued 987,500 shares of common stock for conversion of 987,500 Series A warrants at a conversion price of $0.08 per share.

7.	STOCK OPTIONS

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the six months ended June 30, 2017 and 2016 there were -0- and 499,000 stock options granted, under the Company’s option plan, respectively. The Company recognized $29,573 and $117,118 in stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. Stock options to purchase 126,000 and 322,000 shares of common stock were outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2016	322,000	$2.05
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	196,000	-
Options outstanding, June 30, 2017	126,000	2.05

Options exercisable, June 30, 2017	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of June 30, 2017, $88,719 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 6 quarters. As of June 30, 2016, $585,591 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 10 quarters.

8.	CONVERTIBLE DEBT

On April 28, 2017, the Company entered into a Note Purchase Agreement with Santiago Business Co. International Ltd, (“Santiago”), regarding its 10% Senior Secured Convertible Note due April 28, 2018, in an aggregate principal amount of $6,200,000 (the “Note”) and Santiago transferred to the Company certain shares of capital stock of a subsidiary of Santiago, Bluebell Business Limited, a company limited by shares organized and existing under the laws of the British Virgin Islands (“Bluebell”). Interest payments on the Note are due quarterly until repayment of the principal amount, which is due April 28, 2018. The Note is convertible by the holder into 77,500,000 shares of common stock of the Company (conversion price of $0.08 per share). If the Note is fully converted by the holder, the holder would receive shares representing 82.3% of the Company’s share capital outstanding as of June 30, 2017 (taking into account the shares issued upon conversion of the Note).

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities, which are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2016, and June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$78,750	$78,750	$-	$-
Series A Warrant Liability	23,435	-	23,435	-
Total Warrant Liability	$102,185	$78,750	$23,435	$-

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$93,913	$93,913	$-	$-
Series A Warrant Liability	630,000	-	630,000	-
Total Warrant Liability	$723,913	$93,913	$630,000	$-

The fair values of the Company’s warrant liabilities are determined through market, observable and corroborated sources. The approach is described below:

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

10.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
	2017	2016
Office equipment	$115,462	$167,088
Furniture and fixtures	456	456
Aircraft	6,015,505	6,015,505
Total	6,131,423	6,183,049
Accumulated depreciation	(342,390)	(249,109)
Property and equipment, net	$5,789,033	$5,933,940

11.	INTANGIBLES, NET

Intangibles, net consists of the following:

	June 30,	December 31,
	2017	2016
Infinite-lived intangible assets:
FAA license	$50,000	$50,000

Finite-lived intangible assets:
STC costs	455,901	455,901
Accumulated amortization	-	-
	455,901	455,901

Software	85,275	85,275
Accumulated amortization	(49,211)	(36,337)
	36,064	48,938
Total intangible assets, net	$541,965	$554,839

FAA licenses include the $50,000 purchase price for Proflight Aviation Services, LLC, which provides flight training services under a FAR Part 141 certificate.

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

12.	RELATED PARTY TRANSACTIONS

Jackson River Aviation (“JRA”) is under common control with the Company.” JRA (through its subsidiary, TJI) provides FAR Part 135 aircraft charter services to the Company. Total purchases by the Company from JRA for the six months ended June 30, 2017 and 2016 were $2,117,808 and $162,576, respectively. Billings by the Company to JRA for the six months ended June 30, 2017 and 2016 were $461,250 and $53,302, respectively. As of June 30, 2017, the Company had a net outstanding payable to JRA of $333,143. As of December 31, 2016, the Company had a net outstanding receivable from JRA of $38,962.

The majority of Tempus Intermediate Holdings, LLC (“TIH”) is owned by Firefly Financials, Ltd, which is under common control with the Company. The Manager of TIH is our CFO, Johan Aksel Bergendorff. TIH owns certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from TIH for the six months ended June 30, 2017 and 2016 were $1,278,422 and 947,011, respectively. Total billings from the Company to TIH for the six months ended June 30, 2017 and 2016 were $46,146 and 118,294, respectively. The net outstanding payable from Tempus to TIH at June 30, 2017 and December 2016 was $1,518,213 and 1,284,886, respectively.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s Executive Vice President. Southwind owned certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the six months ended June 30, 2017 and 2016 were $0 and $98,226, respectively. The net outstanding payable from Tempus to Southwind at June 30, 2017 and December 31, 2016 was $142,496.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third- party service provider.

See also ITEM 5. OTHER INFORMATION - 10% Senior Secured Convertible Note due April 28, 2018.

13.	DISCONTINUED OPERATIONS

On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective January 1, 2017, for the sale of Tempus Jets, Inc. The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheet as per June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Current assets of discontinued operations	$5,220	$65
Noncurrent assets of discontinued operations	$0	$501,711
Current liabilities of discontinued operations	$2,796	$569,937
Net assets of discontinued operations	$2,424	$(68,161)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and six month ended June 30, 2017 and 2016.

	Six months ended		Three months ended
	June 30		June 30, 2016
	2017	2016	2017	2016
Revenue		$588,731		$511,808
Gross profit		(680,896)		(593,284)
Selling, general and administrative expenses		(150,748)		(146,346)
Depreciation and amortization		(702)		(702)
Net loss from discontinued operations	-	$(832,346)	-	$(740,332)

14.	SUBSEQUENT EVENT

The company has evaluated subsequent events from June 30, 2017 and August 21, 2017, the date this report was available to be issued and determined to disclose the following:

i.	A number of the Company’s Series A Warrants were exercised resulting in the issuance of 812,500 new common shares.

ii.	As of August 14, 2017, the Company entered a definitive purchase agreement for the acquisition of six Lockheed L-1011, subject only to satisfactory completion of inspection of the aircraft. As payment for the aircraft, the Company expects to issue approximately 6.7 million shares to the seller during the third quarter of 2017.

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

Management Overview

Tempus Applied Solutions Holdings, Inc. (“we”, the “Company” or “Tempus Holdings”) is a Delaware corporation organized on December 19, 2014. The Company provides turnkey flight operations; customized design, engineering and modification solutions; and training services that support critical aviation mission requirements for such customers as the U.S. Department of Defense (the “DoD”), U.S. intelligence agencies, foreign governments, heads of state and high net worth individuals worldwide. Our management and employees have extensive experience in the design and implementation of special mission aircraft modifications related to intelligence, surveillance, and reconnaissance (“ISR”) systems, new generation command, control and communications systems and VIP interior components; the provision of ongoing operational support, including flight crews, maintenance and other services to customers; and the operation and leasing of corporate, VIP and other specialized aircraft.

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

Currently, the Company’s consolidated revenues consist principally of revenues earned under aircraft management contracts (which are based on fixed expenses and fees plus variable expenses and fees tied to actual aircraft flight hours), revenues earned from the provision of leased aircraft (which are based on actual aircraft flight hours) and modification of aircraft that will be utilized for the provision of leased aircraft services to our customers.

The Company regularly engages in marketing and negotiation efforts and submits bids with the aim of converting current business opportunities into signed contracts and identifying and developing new business opportunities. The Company expects to be able to make public announcements from time to time when it is able to enter into additional, material contracts with customers.

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

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 11 as of June 30, 2017. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. As of the date of this filing, the Company expects its cash flows to cover its costs of operations. However, there can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

Results of Continuing Operations

Three Months Ended June 30, 2017 and 2016

Revenues

Revenues were $4,072,366 for the three months ended June 30, 2017. As set forth below, three customers each represented greater than 10% of our revenues during this period.

Revenues were $4,921,511 for the three months ended June 30, 2016. As set forth below, three customers each represented greater than 10% of our revenues over this period.

The 17% decrease in revenue was due primarily to the completion of a contract involving the provision of a leased aircraft to an agency of the U.S. Government.

The table below sets forth the amount of revenues we recognized for the three months ended June 30, 2017 and 2016:

	Three months ended		Three months ended
	June 30, 2017		June 30, 2016
	Revenue		Revenue
Customer A	$337,957	8%	$1,171,777	24%
Customer B	1,444,796	35%	1,563,192	32%
Customer C	1,323,756	33%	-	-%
Customer D	821,152	20%	1,323,804	27%
Other customers	144,705	4%	862,738	17%
	$4,072,366	100%	$4,921,511	100%

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2017 was $3,067,872, which represented 75% of revenues. The Company’s gross profit was $1,004,494 or 25% of revenues for the three months ended June 30, 2017.

Cost of revenue for the three months ended June 30, 2016 was $5,029,954, which represented 102% of revenues. The Company’s gross loss was ($108,443) or (2%) of revenues for the three months ended June 30, 2016.

The improvement in gross profit was primarily due to an increased mix of higher margin contracts for the three months ended June 2017 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $699,702 for the three months ended June 30, 2017, which represented 17% of revenues for this period.

Selling, general and administrative expenses were $1,045,191 for the three months ended June 30, 2016, which represented 21% of revenues for this period.

The decrease over the comparable prior year period was primarily due to (i) lower staffing costs as the Company reduced headcount; and (ii) decreased sales and marketing expenses in light of the Company’s smaller sales and marketing force; (iii) which were partially offset by increases in depreciation expense, as a consequence of the G-IV aircraft no longer being leased, but having become an asset of the Company.

Other Income (Expense)

Other income (expense) was ($878,074) for the three months ended June 30, 2017 and $1,182,225 for the three months ended June 30, 2016. The increased expense period over period is primarily due to non-cash charges associated with the change in warrant valuation along with an increase in interest expense primarily related to debt obligations on aircraft.

Net Loss

Net loss for the three months ended June 30, 2017 was ($573,282). Net loss for the three months ended June 30, 2016 was ($711,741).

Six Months Ended June 30, 2017 and 2016

Revenues

Revenues were $8,459,205 for the six months ended June 30, 2017. As set forth below, four customers each represented greater than 10% of our revenues during this period.

Revenues were $8,593,611 for the six months ended June 30, 2016. As set forth below, four customers each represented greater than 10% of our revenues over this period.

The 1.6% decrease in revenue was due primarily to the completion of a contract involving the provision of a leased aircraft to an agency of the U.S. Government.

The table below sets forth the amount of revenues we recognized for the six months ended June 30, 2017 and 2016:

	Six months ended		Six months ended
	June 30, 2017		June 30, 2016
	Revenue		Revenue
Customer A	$1,397,407	17%	$2,149,984	25%
Customer B	2,770,263	33%	2,811,982	33%
Customer C	2,474,613	29%	-	-%
Customer D	1,480,959	18%	1,456,044	17%
Customer E	-	-%	1,387,518	16%
Other customers	335,963	3%	788,083	9%
	$8,459,205	100%	$8,593,611	100%

Cost of Revenue and Gross Profit

Cost of revenue for the six months ended June 30, 2017 was $6,828,928, which represented 81% of revenues. The Company’s gross profit was $1,630,277 or 19% of revenues for the six months ended June 30, 2017.

Cost of revenue for the six months ended June 30, 2016 was $8,616,014, which represented 100.2% of revenues. The Company’s gross loss was ($22,403) or (0.2%) of revenues for the six months ended June 30, 2016.

The improvement in gross profit was primarily due to an increased mix of higher margin contracts for the six months ended June 2017 as compared to the prior year period.

Selling, general and administrative.

Selling, general and administrative expenses were $1,522,675 for the six months ended June 30, 2017, which represented 18% of revenues for this period.

Selling, general and administrative expenses were $2,595,196 for the six months ended June 30, 2016, which represented 30% of revenues for this period.

The decrease over the comparable prior year period is primarily associated with the following: (i) lower staffing costs; and (ii) decreased sales and marketing expenses; (iii) which were partially offset by increases in depreciation expense.

Other Income (Expense)

Other income (expense) was ($949,235) for the six months ended June 30, 2017 and $874,349 for the six months ended June 30, 2016. The increased expense period over period is primarily due to non-cash charges associated with the change in warrant valuation along with a charge for interest expense primarily related to debt obligations on aircraft.

Net Loss

Net loss for the six months ended June 30, 2017 was ($841,633). Net loss for the six months ended June 30, 2016 was ($1,743,250).

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $19,243. As of that date, we held no restricted cash. Credit card borrowings outstanding as of June 30, 2017 totaled $258,532.

Our working capital as of June 30, 2017 was ($9,550,411), equal to the difference between our total current assets as of that date of $2,345,956 and our total current liabilities as of that date of $11,896,367.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts will require investment in working capital and aircraft assets.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, in support of a modification contract and expected operational contract with a government customer. The lease permitted the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and are providing it to this customer at an hourly and daily rate, based on the customer’s usage of the aircraft. On November 4, 2016, the lessor exercised its option to sell the aircraft to the Company as of April 28, 2017; on such date, the seller provided seller financing to the Company by accepting in payment for the aircraft the 10% Senior Secured Convertible Note due April 28, 2018, which is convertible at the seller’s discretion into company stock (see part II, Item 5 below). If the note is fully converted by the seller, the seller would receive shares representing 82.3% of the Company’s share capital outstanding as of June 30, 2017 (taking into account the share issued upon conversion of the note).

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

For the six months ended June 30, 2017, the Company incurred lease expense for aviation assets used in the provision of its services of $1,771,803. Lease expenses for aviation assets for the six months ended June 30, 2016 were $2,795,533.

Currently, we have limited operating capital. Management believes that uncertainties regarding the commencement of new contracts that have been won or are expected to be won, and the timing of their commencement, cast significant doubt upon the Company’s ability to continue as a going concern, especially in the near term and prior to the passage of the next 12 months. See Going Concern.

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company incurred lease expense for real office and hangar space for the six months ended June 30, 2017 and 2016 of $95,701 and $219,526 respectively. Lease expense for aircraft and simulators was $1,771,803 and $2,891,633 respectively, for the six months ended June 30, 2017 and 2016.

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of September 1, 2016 under a month-to-month sublease to Jackson River Aviation, which is controlled by the Company’s primary investor.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The lease was extended as of January 1, 2017 for an additional 12 months. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October 1, 2015 and extends to December 31, 2016 at a rate of $3,000 per month, at which point it was also renewed for an additional 12 months. The future minimum lease payments associated with these leases at San Marcos, TX as of June 30, 2017 total $81,000. Unpaid lease invoices at June 30, 2017 totaled $67,950 and are included in account payable.

The Company leased office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month, after which the lease reverted to a month to month agreement. The facility and related employees were transferred to Tempus Intermediate Holdings as of November 2016. Unpaid lease invoices at June 30, 2017 totaled $157,291 and are included in accounts payable.

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

Significant Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States. GAAP requires the use of estimates; assumptions, judgements and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements above and also included in the Company’s Current Report on Form 10-K filed on March 31, 2017. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgement and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other any other reasonable judgements or estimate methodologies would an effect on our results operations, financial position or liquidity for the periods presented in this report.

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

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 at June 30, 2017 and December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight-line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. The Company adopted 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the results of operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company may experience difficulty in obtaining new contracts or maintaining existing contracts due to customer concerns about the Company’s solvability.

The Company’s continuing uncertainty regarding its ability to remain a going concern may create difficulties in obtaining new contracts and customers, or in maintaining existing contracts. Both potential new customers and existing customers may question the Company’s ability to provide proposed or contracted services. The Company is currently in discussion with one major customer seeking assurances as to the Company’s ability to provide the contracted services, but the outcome of such discussions cannot be guaranteed. In the event the customer chooses not to continue its contract with the Company, the loss of the contract would have material negative consequences on the Company’s business and financial situation.

The Company may have difficulty in retaining existing employees or recruiting new employees due to reductions in salary.

As part of the Company’s efforts to reduce its operating costs, it has informed certain senior employees that there will be reductions in salaries beginning in the near future. Certain employees may be offered equity incentives to offset the reductions in salary. As a result of such reductions, and despite the equity incentives, the Company may experience difficulties in retaining or recruiting qualified personnel. In the event the Company is not able to fill key positions with qualified personnel, the Company‘s business and prospects may suffer a material negative impact.

The decreased sales force resulting from the general reduction in the Company’s headcount may make it more difficult to obtain new contracts.

The general reduction in the Company’s headcount has also decreased the size of its sales force. As a result, it may be more difficult for the Company to identify and exploit business opportunities and obtain new customers and contracts. The Company’s results of operations and prospectus for growth may thus be negatively impacted.

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

On April 28, 2017, the Company entered into a Note Purchase Agreement with Santiago (as defined below) pursuant to which the Company issued and sold to Santiago Business Co. International Ltd, a business company organized under the laws of the British Virgin Islands (“Santiago”), its 10% Senior Secured Convertible Note due April 28, 2018, in an aggregate principal amount of $6,200,000 (the “Note”) and Santiago caused to be transferred to the Company certain shares of capital stock of a subsidiary of Santiago, Bluebell Business Limited, a company limited by shares organized and existing under the laws of the British Virgin Islands (“Bluebell”).

Upon conversion of the Note at a conversion price of $0.08 per share, Santiago has the right to acquire up to 77,500,000 shares of Common Stock.  Assuming conversion of the Note in full, assuming further that no warrants to purchase Common Stock or securities convertible into shares of Common Stock held by parties other than Santiago are exercised or converted, and taking into account 2,032,944 shares of Common Stock acquired by Santiago in a separate transaction (see below), shares beneficially owned by Santiago and which it has the right to acquire would constitute approximately 84.5% of the shares of Common Stock that would be issued and outstanding following conversion in full of the Note, as of June 30, 2017.

Pursuant to their authority as the controlling persons of Santiago as reported on the Schedule 13D filed on May 8, 2017, and amended on May 16, 2017 (such persons referred to collectively herein as the “Shareholders”), the Shareholders may be deemed to indirectly beneficially own any shares of Common Stock attributable to Santiago. The Shareholders have the voting rights, protective provisions and registration rights described below.  Such rights may give the Shareholders the ability to influence control of the Company, including the ability to elect a majority of the Company’s board of directors.

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

(xiii)    effect any sale, transfer or other disposition, in a single transaction or series of related transactions, of more than $10,000 of the assets of the Company and its subsidiaries;

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	10% Senior Secured Convertible Note due April 28, 2018 in the principal amount of $6,200,000 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2017, filed on May 22, 2017).

10.2	Registration Rights Agreement, dated as of April 28, 2017, between Tempus Applied Solutions Holdings, Inc. and Santiago Business Co. International Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2017, filed on May 22, 2017).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: August 21, 2017	By:	/s/ Johan Aksel Bergendorff
	Name: Title:	Johan Aksel Bergendorff Chief Financial Officer (Principal financial and accounting officer)

