Form 10-Q
period 2017-09-30
Tempus Applied Solutions Holdings, Inc.
filed 2017-11-28
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 28, 2017, there were 17,805,234 shares of the registrant’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

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

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,029	$592,449
Restricted cash	-	50,007
Accounts receivable:
Trade, net	1,478,404	1,415,083
Other	61,105	1,119
Related party	-	38,962
Other assets	88,701	98,871
Current assets of discontinued operations	5,223	65
Total current assets	1,657,462	2,196,556

PROPERTY AND EQUIPMENT, NET	5,727,327	5,933,940

OTHER ASSETS
Deposits	49,428	51,428
Intangibles, net	535,528	554,839
Noncurrent assets of discontinued operations	-	501,711
Total other assets	584,956	1,107,978

Total assets	$7,969,745	$9,238,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable:
Trade	$2,453,569	$3,363,229
Related party	949,112	1,489,400
Accrued liabilities	975,852	874,286
Capital Lease obligation	-	5,835,181
Notes Payable-Related Party	6,200,000	-
Customer deposits, net	688,275	165,094
Current liabilities of discontinued operations	2,799	569,937
Total current liabilities	11,269,607	12,297,127

LONG TERM LIABILITIES
Common stock warrant liability	127,135	102,185
Total long term liabilities	127,135	102,185

Total liabilities	11,396,742	12,399,312

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 40,000,000 shares authorized, -0- and 4,578,070 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	458
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,805,234 and 11,064,664 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,781	1,106
Additional paid in capital	10,267,889	10,050,746
Accumulated deficit	(13,696,667)	(13,213,148)
Total stockholders’ deficit	(3,426,997)	(3,160,838)
Total liabilities and stockholders’ deficit	$7,969,745	$9,238,474

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2017	2016	2017	2016
REVENUES	$11,655,027	$12,335,250	$3,195,822	$3,741,639

COST OF REVENUE	9,645,159	12,072,877	2,816,231	3,456,863

Gross profit (loss)	2,009,868	262,373	379,591	284,776

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,985,219	3,366,180	462,544	770,984

Total operating profit (loss)	24,649	(3,103,807)	(82,953)	(486,208)

OTHER INCOME (EXPENSE)
Interest income	97	1,793	-	-
Interest expense	(498,107)	(10,493)	(156,274)	(10,493)
Non-operational income (expense)	(10,158)	1,262,033	597,341	389,477

Total other income (expense)	(508,168)	1,253,333	441,067	378,984

NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	$(483,519)	$(1,850,474)	$358,114	$(107,224)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(1,223,545)	-	(391,199)

NET LOSS	$(483,519)	$(3,074,019)	$358,114	$(498,423)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations	$(0.04)	$(0.18)	$0.02	$(0.01)
Discontinued operations	$-	$(0.13)	$-	$(0.04)
NET LOSS PER SHARE:	$(0.04)	$(0.31)	$0.02	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	13,428,930	10,024,972	17,707,136	11,064,664

 The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common stock		Preferred stock		Additional		Total stockholders’
	$0.0001 par value		$0.0001 par value		paid	Accumulated	equity
	Shares	Amount	Shares	Amount	in capital	deficit	(deficit)

Balance, December 31, 2015 (audited)	8,836,421	$884	1,369,735	$137	$262,496	$(10,087,076)	$(9,823,559)

Net loss	-	-	-	-	-	(3,126,072)	(3,126,072)
Conversion of warrant liability to common stock	1,986,112	198	-	-	2,797,164	-	2,797,362
Conversion of warrant liability to preferred stock	-	-	3,208,335	321	6,339,960	-	6,340,281
Issuance of common stock for acquisition of Tempus Jets, Inc.	242,131	24	-	-	499,976	-	500,000
Stock-based compensation	-	-	-	-	151,150	-	151,150

Balance, December 31, 2016 (audited)	11,064,664	1,106	4,578,070	458	10,050,746	(13,213,148)	(3,160,838)

Net Loss	-	-	-	-	-	(483,519)	(483,519)
Stock Based Compensation	-	-	-	-	44,360	-	44,360
Conversion of preferred shares to common stock	4,578,070	458	(4,578,070)	(458)	-	-	-
Conversion of warrant liability to common stock	2,162,500	217	-	-	172,783	-	173,000

Balance, September 30, 2017 (unaudited)	17,805,234	$1,781	-	$-	$10,267,889	$(13,696,667)	$(3,426,997)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus Applied Solutions Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES-CONTINUING OPERATIONS
Net loss	$(483,519)	$(1,850,474)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	44,360	175,677
Depreciation and amortization	203,740	59,490
Loss on conversion of warrant liability to stock	-	3,505,300
Fair value adjustment of common stock warrants	24,950	(4,759,207)

Changes in operating assets and liabilities:
Accounts receivable-trade	(200,247)	(147,320)
Accounts receivable-other	(59,986)	(159,717)
Due to/from related parties, net	(501,326)	66,553
Inventory	-	24,999
Other current assets	10,170	123,141
Deposits	2,000	463,572
Accounts payable-trade	(544,841)	1,781,438
Accrued liabilities	101,566	(840,249)
Deferred revenue	-	(48,130)
Customer deposits, net	660,107	(498,096)

Net cash used for operating activities-continuing operations	(743,025)	(2,103,023)

CASH FLOWS FROM INVESTING ACTIVITIES-CONTINUING OPERATIONS
Purchases of property and equipment	-	(35,467)
Proceeds from the sale of property and equipment	22,183	-
Purchases of intangible assets	-	(41,676)
Decrease in restricted cash	50,007	900,000

Net cash provided by investing activities-continuing operations	72,190	822,857

CASH FLOWS FROM FINANCING ACTIVITIES-CONTINUING OPERATIONS
Proceeds from conversion of warrants	173,000	-

Net cash provided by financing activities-continuing operations	173,000	-

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(570,650)	10,795
Investing cash flows	500,000	(9,234)
Financing cash flows	-	-

Net cash provided by discontinued operations	70,650	1,561

Net decrease in cash	(568,485)	(1,278,605)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents at the beginning of the period held by Tempus Applied	592,449	1,288,495
Cash and cash equivalents at the beginning of the period held by Tempus Jets	65	-
Cash and cash equivalents at the beginning of the period	592,514	1,288,495
Cash and cash equivalents at the end of the period	$24,029	$9,890

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$498,107	$10,493

Supplemental disclosure of non-cash investing and financing activities:
Intangible assets acquired through acquisition of Tempus Jets, Inc.	$-	$500,000
Issuance of stock for exercise of warrants	$-	$9,137,643
Conversion of capital lease obligation to notes payable – related party	$(5,835,181)	$-
Conversion of account payables – trade to notes payables – related party	$(364,819)	$-

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has suffered recurring losses from operations since inception, has had recurring negative cash flows from operations, and it currently has a working capital deficit, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, as disclosed in Note 14, subsequent to year-end the Company elected to terminate a customer contract which will impact the Company’s future revenue and cash flow. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

STCs are authorizations granted by the FAA for specific modifications of a certain aircraft. An STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STC’s are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through cost of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. As of September 30, 2017 and 2016 we have recognized no amortization of these costs.

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

Sales and Marketing

The Company records costs for general advertising, promotion and marketing programs at the time those costs are incurred. Sales and Marketing expense was $144,007 and $620,829 for the nine months ended September 30, 2017 and 2016, respectively.

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

Fair Value of Financial Instruments

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for its liabilities that are re-measured and reported at fair value for each reporting period. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the accompanying consolidated balance sheets.

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

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant information. Management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk associated with accounts receivable. The Company had $29,302 and $37,369 allowance for doubtful accounts as of September 30, 2017 and December 31, 2016, respectively.

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

Approximately $2.0 million of receivables has been sold under the factoring agreement during fiscal year 2016 and the first, second and third quarters of 2017. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure during year. Sales of accounts receivable are reflected as a reduction of Accounts receivable trade, net in the Consolidated Balance Sheets, and any costs incurred by the Company associated with the factoring activity is reflected in Other Income / Expense in the Consolidated Statements of Operations, as they meet the applicable criteria of ASC 860, “Transfers and Servicing” (“ASC 860”). The amount due from the factoring company, net of advances received from the factoring company, was $0 at September 30, 2017. The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees are immaterial and are included in the Other Income / Expense in the Consolidated Statement of Operations.

In the normal course of business, the Company receives cash as security for certain contractual obligations, which are held on deposit until termination of the contract. Customer deposits are returned to the customer at contract termination or taken into income if the customer fails to perform under the contract. Amounts receivables from customers are offset against the customer deposit upon termination of the contract, if the contract permits offsetting. As of September 30, 2017, and December 31, 2016, the Company held $688,275 and $165,094, respectively, in customer deposits, net.

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

As the Company has incurred losses for the nine months ended September 30, 2017 and 2016, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. For the nine months ended September 30, 2017 and 2016, there were 13,428,930 and 10,024,972 weighted average shares outstanding, respectively.

Reclassification

Prior period accounts receivable from related parties of $396,986 were reclassified and netted against prior period accounts payable to related parties of $1,886,386. The balance of accounts payables to related parties after the reclassification is $1,489,400 as per December 31, 2016.

Certain other prior period amounts have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. These reclassifications had no material effect on the previously reported results of operations or accumulated deficit.

Correction of an Error

The Company determined that it had been accounting for a lease agreement and its purchase obligation related to an aircraft in error. The Company should have accounted for its purchase obligation as a capital lease, thereby recording a capital lease aircraft asset and a corresponding capital lease liability of approximately $6,000,000 as of the end of the quarter ended September 30, 2016. The error was not material to the unaudited consolidated financial statements for the nine months period ended September 30, 2016 since the correction of the error increased assets and liabilities by the same amount.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition the new standard requires additional financial statement disclosures that will enable users to understand the nature, timing and uncertainty of revenue and cash flows relating to customer contracts.  This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017.    The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows as well as the method of adoption that it plans to use.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Annual report on Form 10-K for the year ended December 31, 2016, that are of significance or potential significance to us.

5.	INCOME TAXES

The Company did not record a tax provision or benefit for the period ended September 30, 2017, which is attributed primarily to the full valuation allowance that has been maintained against the Company’s net deferred tax assets as of September 30, 2017. The Company’s deferred tax assets consist principally of net operating losses, intangibles, and nondeductible reserves. The Company is currently evaluating whether some or all of its net operating losses may be limited pursuant to IRC 382.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2017, the Company does not believe it is more likely than not that the deferred tax assets will be realized.

6.	STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2017, we had 40,000,000 shares authorized and no shares of preferred stock outstanding. There is a total of 1,025,000 Series A Warrants outstanding that are convertible into common stock or preferred stock.

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

During the nine months ended September 30, 2017, the company issued 4,578,070 shares of common stock for conversion of 4,578,070 shares of preferred stock.

Common Stock

As of September 30, 2017, we had 100,000,000 shares of common stock authorized and 17,805,234 shares of common stock issued and outstanding. Further, as of September 30, 2017, the company has 7,875,000 IPO and Placement Warrants outstanding exercisable into 7,875,000 shares of common stock that were issued in exchange for former Chart warrants, and 1,025,000 Series A Warrants outstanding that are convertible into common stock or preferred stock.

Between July 3, 2017 and July 14, 2017, the Company issued an aggregate of 1,175,000 shares of common stock to certain holders of Series A Warrants who exercised their rights to purchase shares. These shares were registered for sale by the holders pursuant to the prospectus (the “Prospectus”) filed under Rule 424(b)(3) on April 14, 2017, under the Securities Act of 1933, as amended (the “Securities Act”) (Registration No. 333-206527).

Holders of common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefore.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors up for election at such time.

During the nine months ended September 30, 2017 the company issued 4,578,070 shares of common stock for conversion of 4,578,070 shares of preferred stock.

During the nine months ended September 30, 2017 the company issued 2,162,500 shares of common stock for conversion of 2,162,500 Series A warrants at a conversion price of $0.08 per share.

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options. For the nine months ended September 30, 2017 and 2016 there were -0- and 499,000 stock options granted, under the Company’s option plan, respectively. The Company recognized $44,360 and $175,677 in stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. Stock options to purchase 126,000 and 322,000 shares of common stock were outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

	Shares	Weighted Average Exercise Price Per Option
Options outstanding, December 31, 2016	322,000	$2.05
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	196,000	-
Options outstanding, September 30, 2017	126,000	2.05

Options exercisable, September 30, 2017	-	$-

Compensation cost is recognized over the required service period which is three years for all granted options. As of September 30, 2017, $73,932 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 5 quarters. As of September 30, 2016, $527,032 of total unrecognized compensation cost related to stock options was expected to be recognized over the remaining 9 quarters.

8.	CONVERTIBLE DEBT

On April 28, 2017, the Company entered into a Note Purchase Agreement with Santiago Business Co. International Ltd, (“Santiago”), regarding its 10% Senior Secured Convertible Note due April 28, 2018, in an aggregate principal amount of $6,200,000 (the “Note”) and Santiago transferred to the Company certain shares of capital stock of a subsidiary of Santiago, Bluebell Business Limited, a company limited by shares organized and existing under the laws of the British Virgin Islands (“Bluebell”). Interest payments on the Note are due quarterly until repayment of the principal amount, which is due April 28, 2018. The Note is convertible by the holder into 77,500,000 shares of common stock of the Company (conversion price of $0.08 per share). If the Note is fully converted by the holder, the holder would receive shares representing 82.3% of the Company’s share capital outstanding as of September 30, 2017 (taking into account the shares issued upon conversion of the Note).

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topics 820, “Fair Value Measurement”, and 815, “Derivatives and Hedging” for certain liabilities that are re-measured and reported at fair value for each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2016, and September 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company has used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs use unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$78,750	$78,750	$-	$-
Series A Warrant Liability	23,435	-	23,435	-
Total Warrant Liability	$102,185	$78,750	$23,435	$-

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Liabilities:
IPO and Placement Warrant Liability	$118,125	$118,125	$-	$-
Series A Warrant Liability	9,010	-	9,010	-
Total Warrant Liability	$127,135	$118,1258	$9,010	$-

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

10.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
	2017	2016
Office equipment	$135,897	$167,088
Furniture and fixtures	456	456
Aircraft	6,015,505	6,015,505
Total	6,151,858	6,183,049
Accumulated depreciation	(424,531)	(249,109)
Property and equipment, net	$5,727,327	$5,933,940

11.	INTANGIBLES, NET

Intangibles, net consists of the following:

	September 30,	December 31,
	2017	2016
Infinite-lived intangible assets:
FAA license	$50,000	$50,000

Finite-lived intangible assets:
STC costs	455,901	455,901
Accumulated amortization	-	-
	455,901	455,901

Software	85,275	85,275
Accumulated amortization	(55,648)	(36,337)
	29,627	48,938
Total intangible assets, net	$535,528	$554,839

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

Jackson River Aviation (“JRA”) is under common control with the Company. JRA (through its subsidiary TJI) provides FAR Part 135 aircraft charter services to the Company. Total purchases by the Company from JRA for the nine months ended September 30, 2017 and 2016 were $3,459,758 and $196,035, respectively. Billings by the Company to JRA for the nine months ended September 30, 2017 and 2016 were $845,887 and $57,053, respectively. As of September 30, 2017, the Company had a net outstanding payable to JRA of $170,025. As of December 31, 2016, the Company had a net outstanding receivable from JRA of $38,962.

The majority of Tempus Intermediate Holdings, LLC (“TIH”) is owned by Firefly Financials, Ltd, which is under common control with the Company. The Manager of TIH is our CFO, Johan Aksel Bergendorff. TIH owns certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from TIH for the nine months ended September 30, 2017 and 2016 were $2,247,955 and $1,125,246, respectively. Total billings from the Company to TIH for the nine months ended September 30, 2017 and 2016 were $806,023 and $136,482, respectively. The net outstanding payable from Tempus to TIH at September 30, 2017 and December 2016 was $636,591 and 1,284,886, respectively.

Southwind Capital, LLC (“Southwind”) is controlled by R. Lee Priest, Jr., the Company’s Executive Vice President. Southwind owned certain aircraft used by Tempus to provide services to certain customers. Total purchases by the Company from Southwind for the nine months ended September 30, 2017 and 2016 were $0 and $116,545, respectively. The net outstanding payable from Tempus to Southwind at September 30, 2017 and December 31, 2016 was $142,496.

Since July 1, 2017, Santiago Business Co. International Ltd, (“Santiago”) has provided CFO services to the Company, via full time service delivered by our CFO, Johan Aksel Bergendorff. The monthly fee is $12,500 plus expenses. Total billings for the nine months ended September 2017 was $48,996. As per September 30, 2017 (and as per this filing date, November 28, 2017) the outstanding balance for these services was $48,996.

All related party transactions are entered into and performed under commercial terms consistent with what might be expected from a third- party service provider.

See also ITEM 5. OTHER INFORMATION - 10% Senior Secured Convertible Note due April 28, 2018.

13.	DISCONTINUED OPERATIONS

On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”), to be effective January 1, 2017, for the sale of Tempus Jets, Inc. The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheet as per September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Current assets of discontinued operations	$5,223	$65
Noncurrent assets of discontinued operations	$0	$501,711
Current liabilities of discontinued operations	$2,799	$569,937
Net assets of discontinued operations	$2,424	$(68,161)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

	Nine months ended		Three months ended
	September 30		September 30
	2017	2016	2017	2016
Revenue	-	$1,256,881	-	$668,150
Gross profit	-	(960,075)	-	(279,179)
Selling, general and administrative expenses	-	(261,998)	-	(111,250)
Depreciation and amortization	-	(1,472)	-	(770)
Net loss from discontinued operations	-	$(1,223,545)	-	$(391,199)

14.	SUBSEQUENT EVENT

The company has evaluated subsequent events from September 30, 2017 and November 28, 2017, the date this report was available to be issued and determined to disclose the following:

i.

On August 14, 2017, the Company entered into a definitive purchase agreement for the acquisition of six Lockheed L-1011, subject to satisfactory completion of inspection of the aircraft. The inspection was completed satisfactorily by the end of October, 2017. The closing of the transaction is now only subject to the seller fulfilling their obligations under the purchase agreement to remove all liens on the aircraft. The sale is expected to close in the fourth quarter of 2017. As payment for the aircraft, the Company expects to issue approximately 6.7 million shares to the seller during the fourth quarter of 2017.

ii.

On October 6, 2017, the Company entered into an equity financing agreement with GHS Investments LLC, a Nevada limited liability company, under which the Company may issue, over the next 24 months, shares of common stock representing up to an aggregate of $12,000,000 of equity financing. The number of shares to be issued would depend on the price per share, which will be based on a discount to the volume weighted average market price of the shares during a 10-trading day period. Shares issued under the equity financing agreement are subject to a registration rights agreement.

iii.

On November 22, 2017, the Company notified one of its customers that the Company was terminating an aircraft management agreement with them due to their on-going and repeated failure to make payment in full of all amounts due under the contract. The contract represents a material portion of the Company’s consolidated revenues ($4.0 million for the first nine months of 2017), but has not contributed significantly to either consolidated gross profit or net profit. The Company also informed the customer that it would seek damages for losses and expenses in light of the customer’s repudiatory breach of the contract. Depending on the outcome of negotiations with the customer, and possibly litigation, the receivables owed to the Company for services rendered, together with damages, would be applied against the operating deposit of $750,000 to be repaid to the customer following contract termination.

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

The Company’s activities are subject to significant risks and uncertainties, including without limitation the risks of deadline and budget overruns and risks specific to government and international contracting businesses. Anticipated contracts are large and the periods of performance are long. See also “Outlook” and “Going Concern” below.

Acquisition of six L-1011s to provide air-to-air refueling services

On August 14, 2017, we announced that we have entered into a definitive purchase agreement for the acquisition of six Lockheed L-1011s formerly owned and operated by the Royal Air Force (RAF) of the United Kingdom.  Four of these aircraft are specifically configured for air-to-air refueling (AAR) operations and the remaining two are configured for passenger and cargo operations only.  Although the aircraft served the RAF and NATO for 30 years until their retirement in 2014, we have completed a successful inspection and evaluation of the aircraft and associated log books and support equipment, and based on that inspection, we believe that the aircraft have many years of service life remaining.  The L-1011s have been in flyable storage in the UK since their retirement.  We expect to acquire the aircraft in the immediate future by issuing approximately 6,730,769 shares of our common stock to the seller of the aircraft.

We intend to utilize three of the AAR configured aircraft while the additional three aircraft will be used as spare parts. Marketing of the aircraft for contractor owned/operated AAR operations will begin immediately with a focus on the US Navy, NATO, and other allied air forces which require hose and drogue AAR services.  The aircraft are currently registered in the United States and will be ferried from the UK to an existing Tempus Applied Solutions (TAS) base of operations in the continental USA upon acceptance and the completion of required maintenance.

The inspection we performed on the aircraft was entirely consistent with industry standards, but it may not reveal performance or other deficiencies which appear or arise following actual usage; such deficiencies could cause remaining service life of one or more aircraft to be reduced, or Federal Aviation Administration certification to be delayed, refused, suspended or withdrawn. In addition, our success in marketing profitable services based on the use of these aircraft depends on numerous factors which are not under our control, such as market demand, prevailing prices and operating costs for the services offered, and competition.

Equity Financing Agreement

On October 6, 2017, we entered into an equity financing agreement with GHS Investments LLC, a Nevada limited liability company, under which we may issue, over the next 24 months, shares of common stock representing up to an aggregate of $12,000,000 of equity financing. The number of shares to be issued would depend on the price per share, which will be based on a discount to the volume weighted average market price of the shares during a 10-trading day period. See “Liquidity and Capital Resources” below. Shares issued under the equity financing agreement are subject to a registration rights agreement; the registration statement for the shares was filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2017, and must be declared effective by the SEC for us to be able to draw down on the equity financing. See “Liquidity and Capital Resources” below

Early termination by the Company of a material services contract

On November 22, 2017, we notified one of our customers that the Company was terminating an aircraft management agreement with them due to their on-going and repeated failure to make payment in full of all amounts due under the contract. The contract represents a material portion of our consolidated revenues ($4.0 million for the first nine months of 2017), but has not contributed significantly to either our consolidated gross profit or net profit. The contract also has not contributed significantly to net positive cash flow from operations, since margin on the contract is very low.

We have informed the customer that we would seek damages for losses and expenses in light of their repudiatory breach of the contract. Depending on the outcome of negotiations with the customer, and possibly litigation, the receivables owed to us for services rendered, together with damages, would be applied against the operating deposit of $750,000 to be repaid to the customer following contract termination. The final amount to be repaid to the customer, or which would be due to us by the customer, will depend on the results of negotiations with the customer. In the event the negotiations do not lead to an agreement, litigation may result. See “Our early termination of a material services contract will reduce our revenues, require repayment of an operating deposit, and may lead to litigation.”

Outlook

As communicated previously, our revenues are based principally on a very small number of important contracts. For the third quarter of 2017, 77% of our revenues came from two contracts. Although not inconsistent with the Company’s strategy and business, the importance to our revenue stream of a small number of contracts exposes us to a substantial risk in the event any such contract is terminated early or not renewed, or if the customer defaults. See “Early termination by the Company of a material services contract” above, and our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of the risks involved in reliance on a small number of contracts.

In addition, in light of our history of operating losses and negative cash flows from operations, we have accumulated $2.5 million of trade accounts payable at September 30, 2017, in addition to $2.1 million of accounts payable to related parties. If the Company’s creditors refuse to provide further goods or services, the Company may not be able to provide services under its client contracts, which would cause substantial harm to the Company’s business and financial condition. See “Our current cash flow from operations may not be sufficient to cover our upcoming operating costs, which would have a significant negative impact on our ability to continue as a going concern.” under Part II, Item 1A below.

The Company nevertheless has opportunities to develop its revenues, such as the L-1011s for air refueling services, which are expected to be acquired shortly, and to strengthen its financial resources, such as the equity financing agreement, as described above. Company management is therefore currently focused on carefully managing available cash to ensure sufficient liquidity, and obtaining new service contracts and renewing existing contracts using available resources to maintain cash flow and develop revenues. While the recent reduction in headcount has effectively reduced fixed costs, management must be successful in achieving the tasks described above to enable the Company to continue in operations and grow. However, as noted in “Going Concern” below, there can be no assurance that the Company’s cash flows or business will develop as currently expected, and uncertainties remain regarding the Company’s ability to continue as a going concern.

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

Historically, the Company has experienced operating losses and negative cash flows from operations, and it currently has a working capital deficit, due principally to delays in the commencement of contracts, low margins on initial contracts as the Company works to achieve market share and high overhead costs associated with sales, marketing and proposal costs related to the team of Company personnel assigned to aggressively pursue new contracts. See ‘Outlook’ above. Nevertheless, whether, and when, the company can attain positive operating cash flows from operations is highly dependent on the commencement of these new contracts and the timing of their commencement. Management believes that the uncertainties regarding these contracts and their timing cast substantial doubt upon the Company’s ability to continue as a going concern, especially in the near term and within one year after the date that the consolidated financial statements are issued. See “Our current cash flow from operations may not be sufficient to cover our upcoming operating costs, which would have a significant negative impact on our ability to continue as a going concern.” under Part II, Item 1A below.

In light of the foregoing, the Company has implemented cost cutting initiatives, including reductions in our employee headcount, facilities and other expenses. Headcount has been reduced from 52 in June 2016 to 11 as of September 30, 2017. The Company expects to undertake additional cost-cutting measures in the future to the extent consistent with the provision of full performance under the Company’s contracts with customers. In addition, the Company continues to explore possibilities for raising both working capital and longer-term capital from outside sources in various possible transactions. However, there can be no assurance that the Company’s cash flows or costs of operations will develop as currently expected. Our cash flows and liquidity plans remain subject to a number of risks and uncertainties. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”).

Results of Continuing Operations

Three Months Ended September 30, 2017 and 2016

Revenues

Revenues were $3,195,822 for the three months ended September 30, 2017. As set forth below, two customers each represented greater than 10% of our revenues during this period.

Revenues were $3,741,639 for the three months ended September 30, 2016. As set forth below, three customers each represented greater than 10% of our revenues over this period.

The 15% decrease in revenue was due primarily to the completion of a contract involving the provision of a leased aircraft to an agency of the U.S. Government.

The table below sets forth the amount of revenues we recognized for the three months ended September 30, 2017 and 2016:

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
	Revenue		Revenue
Customer A	$-	-%	$1,092,255	29%
Customer B*	1,239,060	39%	1,498,732	40%
Customer C	1,209,958	38%	-	-%
Customer D	690	0%	632,648	17%
Other customers	746,114	23%	518,004	14%
	$3,195,822	100%	$3,741,639	100%

* The Company terminated this contract on November 22, 2017. See “Early termination by the Company of a material services contract” above.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2017 was $2,816,231, which represented 88% of revenues. The Company’s gross profit was $379,591 or 12% of revenues for the three months ended September 30, 2017.

Cost of revenue for the three months ended September 30, 2016 was $3,456,863, which represented 92% of revenues. The Company’s gross profit was $284,776 or 8% of revenues for the three months ended September 30, 2016.

The improvement in gross profit was primarily due to an increased mix of higher margin contracts for the three months ended September 2017 as compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $462,544 for the three months ended September 30, 2017, which represented 14% of revenues for this period.

Selling, general and administrative expenses were $770,984 for the three months ended September 30, 2016, which represented 21% of revenues for this period.

The decrease over the comparable prior year period was primarily due to (i) lower staffing costs as the Company reduced headcount; and (ii) decreased sales and marketing expenses in light of the Company’s smaller sales and marketing force; (iii) which were partially offset by increases in depreciation expense, as a result of the Gulfstream G-IV aircraft becoming an asset of the Company.

Other Income (Expense)

Other income (expense) was $441,067 for the three months ended September 30, 2017 and $378,984 for the three months ended September 30, 2016. The increased income period over period is primarily due to non-cash income associated with the change in warrant valuation offset by an increase in interest expense primarily related to debt obligations on aircraft (namely, the 10% Senior Secured Convertible Note due April 28, 2018).

Net Loss

Net income for the three months ended September 30, 2017 was $358,114. Net loss for the three months ended September 30, 2016 was ($498,423).

Nine Months Ended September 30, 2017 and 2016

Revenues

Revenues were $11,655,027 for the nine months ended September 30, 2017. As set forth below, four customers each represented greater than 10% of our revenues during this period.

Revenues were $12,335,250 for the nine months ended September 30, 2016. As set forth below, four customers each represented greater than 10% of our revenues over this period.

The 5.5% decrease in revenue was due primarily to the completion of a contract involving the provision of a leased aircraft to an agency of the U.S. Government.

The table below sets forth the amount of revenues we recognized for the nine months ended September 30, 2017 and 2016:

	Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016
	Revenue		Revenue
Customer A	$1,397,407	12%	$3,155,041	26%
Customer B*	4,009,283	34%	4,310,714	35%
Customer C	3,684,571	32%	-	-%
Customer D	1,481,649	13%	2,088,692	17%
Customer E	-	-%	1,390,027	11%
Other customers	1,082,117	9%	1,390,776	11%
	$11,655,027	100%	$12,335,250	100%

* The Company terminated this contract on November 22, 2017. See “Early termination by the Company of a material services contract” above.

Cost of Revenue and Gross Profit

Cost of revenue for the nine months ended September 30, 2017 was $9,645,159, which represented 83% of revenues. The Company’s gross profit was $2,009,868 or 17% of revenues for the nine months ended September 30, 2017.

Cost of revenue for the nine months ended September 30, 2016 was $12,072,877, which represented 98% of revenues. The Company’s gross profit was $262,373 or 2% of revenues for the nine months ended September 30, 2016.

The improvement in gross profit was primarily due to an increased mix of higher margin contracts for the nine months ended September 2017 as compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $1,985,219 for the nine months ended September 30, 2017, which represented 17% of revenues for this period.

Selling, general and administrative expenses were $3,366,180 for the nine months ended September 30, 2016, which represented 27% of revenues for this period.

The decrease over the comparable prior year period is primarily associated with the following: (i) lower staffing costs; and (ii) decreased sales and marketing expenses; (iii) which were partially offset by increases in depreciation expense (mainly the Gulfstream G-IV aircraft, which was acquired in 2017).

Other Income (Expense)

Other income (expense) was ($508,168) for the nine months ended September 30, 2017 and $1,253,333 for the nine months ended September 30, 2016. The increased expense period over period is primarily due to reduction in non-cash income associated with the change in warrant valuation along with a charge for interest expense primarily related to debt obligations on aircraft (the $6.2m convertible note, with 10% interest).

Net Loss

Net loss for the nine months ended September 30, 2017, was ($483,519). Net loss for the nine months ended September 30, 2016 was ($3,074,019).

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $24,029. As of that date, we held no restricted cash. Credit card borrowings outstanding as of September 30, 2017 totaled $271,345.

Our working capital as of September 30, 2017 was ($9,612,145), equal to the difference between our total current assets as of that date of $1,657,462 and our total current liabilities as of that date of $11,269,607.

Tempus continues to incur operating expenses in support of business development efforts in addition to various organizational and transactional costs in support of potential merger and acquisition activity. In addition, new customers and contracts will require investment in working capital and aircraft assets.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months, in support of a modification contract and expected operational contract with a government customer. The lease permitted the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified this aircraft for a government customer and provided it to this customer at an hourly and daily rate, based on the customer’s usage of the aircraft. On November 4, 2016, the lessor exercised its option to sell the aircraft to the Company as of April 28, 2017; on such date, the seller provided seller financing to the Company by accepting in payment for the aircraft the 10% Senior Secured Convertible Note due April 28, 2018, which is convertible at the seller’s discretion into company stock (see part II, Item 5 below). If the note is fully converted by the seller, the seller would receive shares representing 82.3% of the Company’s share capital outstanding as of September 30, 2017 (taking into account the shares issued upon conversion of the note).

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

For the nine months ended September 30, 2017, the Company incurred lease expense for aviation assets used in the provision of its services of $2,409,203. Lease expenses for aviation assets for the nine months ended September 30, 2016 were $4,238,694.

Currently, we have limited operating capital. Management believes that uncertainties regarding the commencement of new contracts that have been won or are expected to be won, and the timing of their commencement, cast significant doubt upon the Company’s ability to continue as a going concern, especially in the near term and prior to the passage of the next 12 months. See “Going Concern” above and the first risk factor in Part II, Item IA below.

Equity Financing Agreement

On October 6, 2017, we entered into an equity financing agreement with GHS Investments LLC, a Nevada limited liability company (the “Investor”), under which, during the 24 months thereafter, we may put shares to the Investor representing up to an aggregate of $12,000,000 in equity. The timing and amounts of the purchases shall be at the discretion of the Company. The maximum dollar amount of each purchase will not exceed three times the average of the daily trading dollar volume for our common stock during the ten (10) trading days preceding the put date. No purchase will be made in an amount greater than three hundred thousand dollars ($300,000). Purchases are further limited to the investor owning no more than 9.99% of our common stock at any given time. The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (“VWAP”) for our common stock during the valuation period. If the closing price for our common stock on the last trading day of the valuation period is less than the VWAP during the valuation period, then the purchase price shall equal 95% of the lowest closing price during the valuation period. If the purchase price is less than one-dollar ($1.00) per share, an additional five percent (5%) will be discounted off the applicable purchase price.

Shares issued under the equity financing agreement are subject to a registration rights agreement. On October 20, 2017, we filed a registration statement with the SEC on Form S-1 for the possible resale by the Investor of up to 50,000,000 shares of common stock. The registration statement for the shares must be declared effective by the SEC for us to be able to draw down on the equity financing. We are currently responding to comments from the SEC, and we cannot guaranty when or if the registration statement will be declared effective. At the same time, we filed a registration statement on Form S-1 for the possible resale of up to 5, 842,404 shares of common stock by the selling shareholders named therein exercising their piggyback registration rights.

The issue and sale of the shares under the equity financing agreement may have an adverse effect on the market price of the common shares. The Investor may resell some, if not all, of the shares that we issue to it under the equity financing agreement, and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to the investor in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by the investor, and because our existing stockholders may disagree with a decision to sell shares to the investor at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price.

Off-Balance Sheet Arrangements

None.

Distributions

None.

Contractual Obligations

The Company incurred lease expense for real office and hangar space for the nine months ended September 30, 2017 and 2016 of $118,285 and $351,795 respectively. Lease expense for aircraft and simulators was $2,409,203 and $4,238,694 respectively, for the nine months ended September 30, 2017 and 2016.

The Company leases office space in Williamsburg, Virginia to support its operations. The Company occupied the premises as of September 1, 2016 under a month-to-month sublease to Jackson River Aviation, which is controlled by the Company’s primary investor.

The Company leases office space in San Marcos, TX to support its training operations. The Company occupied the premises as of October 1, 2015 under a fifteen (15) month lease at a rate of $10,500 per month. The lease was extended as of January 1, 2017 for an additional 12 months. The Company also leases simulators used in its training operations at this location. The simulator lease commenced on October 1, 2015 and extended to December 31, 2016 at a rate of $3,000 per month, at which point it was also renewed for an additional 12 months. The future minimum lease payments associated with these leases at San Marcos, TX as of September 30, 2017 total $40,500. Unpaid lease invoices at September 30, 2017 totaled $72,450 and are included in account payable.

The Company leased office and hangar space in Brunswick, ME to support its operations. The Company occupied the premises as of March 1, 2016 under a six-month lease at a rate of $16,673 per month, after which the lease reverted to a month to month agreement. The facility and related employees were transferred to Tempus Intermediate Holdings as of November 2016. Unpaid lease invoices at September 30, 2017 totaled $151,291 and are included in accounts payable.

The Company has employment agreements with certain key executives with terms that expire in 2018, with provisions for termination obligations, should termination occur prior thereto, of up to 12 months’ severance. The Company expects to pay a total aggregate base compensation of approximately $350,000 annually through 2018, plus other normal customary fringe benefits and bonuses.

Effective as of February 25, 2016, we entered into an agreement to lease a Gulfstream G-IV, at a rate of $70,000 a month for a period of 40 months. The lease permitted the lessor to exercise an option to sell the aircraft to the Company at any time after November 30, 2016, or the Company to purchase the aircraft from the lessor, in either case at a value of $5,500,000. We have modified the aircraft for a government customer and provided it to this customer at an hourly and daily rate, based on this customer’s usage of the aircraft. As of November 4, 2016, the lessor exercised its option to sell the aircraft to the Company. In connection with the issuance by the Company on April 28, 2017, of a 10% Senior Secured Convertible Note, the Company purchased the aircraft using owner financing. See the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017, and Item 5 Other Information below, in connection with this event.

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

The Company records payments received in advance for services to be performed under contractual agreements and billings in excess of costs on uncompleted fixed-price contracts as deferred revenue until such related services are provided. Deferred revenue was $0 at September 30, 2017 and December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report, despite the fact that a material weakness in the Company’s internal control over financial reporting was identified that rendered the internal control over financial reporting ineffective as of such date (see below), and subject to the following: The Staff of the SEC has expressed its view that the existence of such material weakness in our internal control over financial reporting also renders the Company’s disclosure controls and procedures ineffective. Consequently, the Company advises that because of the material weakness in its internal control over financial reporting, its disclosure controls and procedures were also ineffective as of the end of the period covered.

Changes in Internal Control over Financial Reporting

Our management has concluded that our internal control over financial reporting was not effective through the date hereof, due to the fact that, at times, including in particular at times since December 31, 2016, we may not have employed a sufficient number of accounting personnel to adequately segregate duties. A failure to adequately segregate duties means that, for example, journal entries and account reconciliations may not be reviewed by someone other than the preparer, heightening the risk of error or fraud. Such a failure constitutes a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate this material weakness or avoid other control deficiencies, we may not be able to report our financial results accurately, prevent errors or fraud or file our periodic reports as a public company in a timely manner. The foregoing could result in the loss of investor confidence, errors in our public filings and declines in the market price of our securities.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there are no material legal proceedings currently pending against us, any of our officers or directors as such or against any of our property. In February 2017, a lawsuit was filed by a former counterparty of certain businesses affiliated with our CEO, Benjamin Scott Terry, and our former board member, John G. Gulbin III, against such businesses and individuals, alleging claims for damages in the approximate total of $10 million. Tempus Applied Solutions Holdings, Inc. was also named as a defendant in that suit. We do not believe that the allegations in the complaint involve us in any way, and we expect the suit against us to be abandoned or dismissed. However, there can be no assurance as to the outcome of this matter.

See also “Our early termination of a material services contract will reduce our revenues, require repayment of an operating deposit, and may lead to litigation.” in Item 1A below.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in the section titled “Risk Factors” in the Form 10-K, except as set forth below.

Our current cash flow from operations may not be sufficient to cover our upcoming operating costs, which would have a significant negative impact on our ability to continue as a going concern.

The Company has historically experienced operating losses and negative cash flows from operations. There is no certainty as to whether or when the Company can attain positive operating cash flows from operations on a reliable basis. It is not at present certain that our current cash flow from operations will be sufficient to cover our upcoming operating costs. As a result, there can be no assurance that the Company can continue as a going concern. See “Outlook” and “Going Concern” under Part I, Item 2 above.

Our early termination of a material services contract will reduce our revenues, require repayment of an operating deposit, and may lead to litigation.

On November 22, 2017, we notified one of our customers that the Company was terminating an aircraft management agreement with them due to their on-going and repeated failure to make payment in full of all amounts due under the contract. The contract represents a material portion of our consolidated revenues ($4.0 million for the first nine months of 2017), but has not contributed significantly to either our consolidated gross profit or net profit. We also informed the customer that we would seek damages for losses and expenses in light of their repudiatory breach of the contract.

Following contract termination, an operating deposit of $750,000 is to be returned to the customer. We intend to deduct the receivables owed to us for services rendered, together with damages, from the amount to be repaid to the customer. The final amount to be repaid to the customer, or which would be due to us by the customer, will depend on the results of negotiations with the customer. In the event the negotiations do not lead to an agreement, litigation may result. The outcome of the negotiations and possible litigation cannot be predicted with certainty, and, together with the legal costs, could have a material negative impact on the Company’s financial condition.

Changes in the market price of our common shares impact the valuation of the Company’s warrant obligations, which directly affects Other Income (Expense) and thus reported earnings.

In recent periods, the market price of the Company’s common shares has reflected considerable volatility, with a low of $0.03 recorded on June 6, 2017, and a high of $1.00 recorded on June 26, 2017. Changes in the market price of the shares impact the valuation of our warrant obligations, which in turn impacts Other Income (Expense). In the event Other (Expense) increases, our reported earnings are decreased by the same amount.

In the quarter ending September 30, 2017, the valuation of our warrant obligations decreased by $596,778, causing our reported earnings for the quarter to increase by the same amount. In the quarter ending June 30, 2017, the valuation of our warrant obligations increased by $712,528, causing an equivalent decrease in our reported earnings for the quarter. We expect the market price of our shares to continue to be volatile, and therefore to continue to impact our reported earnings.

The Company has accumulated a significant level of trade accounts payable, which could result in the Company being unable to perform its services.

At September 30, 2017, the Company had approximately $2.5 million of trade accounts payable, in addition to approximately $2.1 million of accounts payable to related parties. In the event the Company’s creditors bring action for payment, refuse to provide the goods or services giving rise to such accounts payable, or reclaim goods which have been provided to the Company, the Company may no longer be able to perform the services called for by some or all of its contracts. Such circumstances could lead to early termination of the contracts, as well as penalty payments, which would substantially harm the Company’s business and financial situation.

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

As part of the Company’s efforts to reduce its operating costs, it has informed certain senior employees that there will be reductions in salaries beginning in the near future. Certain employees may be offered equity incentives to offset the reductions in salary. As a result of such reductions, and despite the equity incentives, the Company may experience difficulties in retaining or recruiting qualified personnel. In the event the Company is not able to fill key positions with qualified personnel, the Company’s business and prospects may suffer a material negative impact.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

See “Acquisition of six L-1011s to provide air-to-air refueling services” in Part I, Item 2 above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Aircraft Purchase Agreement dated August 11, 2017, for six L-1011s.

10.2	Services Agreement, dated as of July 1, 2017, with Santiago Business Co. International Ltd with respect to the services provided by Johan Bergendorf as Chief Financial Officer of the Company.

10.3	Equity Financing Agreement, dated October 6, 2017, with GHS Financing LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on October 10, 2017).

10.4	Registration Rights Agreement, dated October 6, 2017, with GHS Financing LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on October 10, 2017).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

Dated: November 28, 2017	By:	/s/ Johan Aksel Bergendorff
	Name: Title:	Johan Aksel Bergendorff Chief Financial Officer (Principal financial and accounting officer)

