Form 10-K/A
period 2016-12-31
Tempus Applied Solutions Holdings, Inc.
filed 2017-11-29
CIK 1628871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,45,448, as calculated based on the price at which such common equity was last sold on June 30, 2017 on the OTCQB Marketplace, which was $0.485 per share, and the number of shares of such common equity held by nonaffiliates on June 30, 2017, which was 14,320,512 (as of June 30, 2017, a total of 16,630,234 shares of such common equity being outstanding and 2,309,722 of such shares being owned by affiliates).

As of November 29, 2017, there were 17,805,234 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Tempus Applied Solutions Holdings, Inc. (the “Company”) for the year ended December 31, 2016, as filed by the registrant on March 31, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend Item 9A Controls and Procedures to reflect comments received from the Staff of the Securities and Exchange Commission.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 9A of the Original Filing is hereby amended and restated with only changes to the above disclosure.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

2

Item 9A.   Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, despite the fact that a material weakness in the Company’s internal control over financial reporting was identified that rendered the internal control over financial reporting ineffective as of such date (see below), and subject to the following: The Staff of the SEC has expressed its view that the existence of such material weakness in our internal control over financial reporting also renders the Company’s disclosure controls and procedures ineffective. Consequently, the Company advises that because of the material weakness in its internal control over financial reporting, its disclosure controls and procedures were also ineffective as of the end of the period covered.

3

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on “Internal Control — Integrated Framework 1992”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management has concluded that our internal control over financial reporting was not effective through the date hereof, due to the fact that, at times, including in particular at times since December 31, 2016, we may not have employed a sufficient number of accounting personnel to adequately segregate duties. A failure to adequately segregate duties means that, for example, journal entries and account reconciliations may not be reviewed by someone other than the preparer, heightening the risk of error or fraud. Such a failure constitutes a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

4

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2017.

TEMPUS APPLIED SOLUTIONS HOLDINGS, INC.

By:	/s/ Johan Aksel Bergendorff
Name: Johan Aksel Bergendorff
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to its Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ Benjamin Scott Terry Benjamin Scott Terry	Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2017

/s/ Johan Aksel Bergendorff Johan Aksel Bergendorff	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2017

6